Form 10KSB
period 2000-12-31
SHOSHONE SILVER MINING CO INC
filed 2001-03-28
CIK 1126703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                        SHOSHONE SILVER MINING CO., INC.
                 (Name of small business issuer in its charter)

            Idaho                                       82-0304993
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                4903 Industrial Ave. West, Coeur d'Alene, ID
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (503) 632-0032

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $0.10
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuers revenues for its most recent fiscal year were $138,000.

The number of shares outstanding of the Registrant's Common Stock as of December 31, 2000 was 8, 993,132.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                   Documents Incorporated by Reference: None.

                        SHOSHONE SILVER MINING CO., INC.
                                FORM 10-KSB INDEX



                                     PART I
                                                                            Page

Item 1.      Description of Business                                         3

Item 2.      Description of Property                                         5

Item 3.      Legal Proceedings                                               5

Item 4.      Submission of Matters to a Vote of Security Holders             5

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters        5

Item 6.      Management's Discussion and Analysis or Plan of Operation       6

Item 7.      Financial Statements                                            6

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             7

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act                                                             7

Item 10.     Executive Compensation                                          7

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management                                                      7

Item 12.     Certain Relationships and Related Transactions                  7

Item 13.     Exhibits and Reports on Form 8-K                                7

             Signatures                                                      8

                                     PART I

Note Regarding Forward-Looking Statements. This report includes "forward-looking statements." Forward looking statements contained in this report are based on our beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. You should not construe any forward-looking statement as a guarantee of future performance. These predictions inherently involve risks, uncertainties and assumptions. Our future results and stockholder values will differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many of the factors that will affect these results and values are beyond our ability to control or predict. A partial list of the factors that may cause our actual results to vary from our expectations is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Shoshone Silver Mining Co. Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a Company that was originally formed to explore properties located in the state of Idaho for the presence of precious metals. The Company owns the Shoshone Group which is located in the St. Joe mining district of Idaho. The Shoshone Group consists of thirty three patented and 17 unpatented contiguous lode mining claims. Included within the Shoshone Group is the Weber Group which consists of six patented and five unpatented mining claims located in the Lakeview Mining District which is in Bonner County, Idaho. Also included is the Drumheller Group which consists of six patented mining claims located in Idaho. In addition to its mining properties, the Company also has an agreement with its consolidated subsidiary, Lakeview Consolidated Silver Mines, Inc. that calls the Company to receive 100% of any net profits from this property. The Company owns the claims and the Company, as operator, uses its mill and equipment and records the operating expenses in its accounts. In Mexico, the Company is mining and crushing silica rock and selling it to a copper smelter in Mexico in the state of Sonora. The name of the smelter is Mexicana de Cobre S.A. De C.V. The Company has 49 percent of interest in four silica properties and a 25% interest in a crushing and milling gold and silver recovery plant. The Company also has a 25% interest ownership in the La Morena Placer Deposit in Mexico and owns 25% of a hardrock mine called La Vibra in Sonora also.

The Company has voluntarily filed its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

The contact person is Mr. James Scheller, President and a member of the Board of Directors. The telephone number is (503)632-4422; the facsimile number is
(503)632-1567. The Company currently does maintain a website:
http://www.shoshonemining.com
-----------------------------

The Company's authorized capital includes 20,000,000 shares of common stock with $0.10 par value. As of the close of the Company's latest fiscal year, December 31, 2000, there were 8, 993,132 shares of common stock outstanding.

The Company's common stock trades on the Pink Sheets with the symbol "SHSH".

The information in this 10-KSB is current as of December 31, 2000, unless otherwise indicated.

HISTORICAL CORPORATE DEVELOPMENT

The Company was incorporated in the state of Idaho on August 4, 1969 under the name Sunrise Mining Company. The name was changed to Shoshone Silver Mining Company on January 22, 1970. The Company was formed to explore mining properties in the state of Idaho and also in Canada. The Company subsequently dropped all of its activities in Canada and concentrated 100% of its efforts in the state of Idaho. Shoshone was capitalized for 10,000,000 shares in 1970. Stocks are available through most stock brokers.

BUSINESS

The Company currently has varying degrees of interest in mineral properties located in the state of Idaho and in Mexico.

The Company also owns five percent gross sales of a company called Interactive Displays currently doing business in Hawaii for store and building displays. See our link on Web page to Interactive Displays.
 .
FOREIGN OPERATIONS

The Company's foreign activities are subject to the risk normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, laws or policies of particular countries, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risk that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

The Company has some limited source of operating cash flow to fund future exploration projects or corporate overhead. The Company has some financial resources, and there is no assurance that additional funding will be available. The Company's ability to continue exploration of its properties will be dependent upon its ability to raise significant additional funds in the future.

The Company has no history of significant earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable. The Company has paid no dividends on its common shares since incorporation but would like to in the future. The only source of funds available to the Company for future exploration expenditures is through the sale of its equity shares. Even if the results of future exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists. While the Company may generate additional working capital through further equity offerings or through the sale or possible syndication of one or more of its properties, there is no assurance that such funds will be available. If available, future equity financing may result in substantial dilution to purchasers under such offerings.

Operating Hazards and Risks Associated with the Mining Industry That the Company Will Face If It Begins Exploration Work On Its Properties :

Mining operations generally involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Hazards such as unusual or unexpected formations and other conditions are involved. Operations in which the Company has a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. The Company may become subject to liability for cave-ins and other hazards for which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to the Company's perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration activities.

The Company does not engage in any material hedging or other transactions which are intended to manage risks relating to the fluctuations in mineral prices and does not intend to do so in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY
The Shoshone Group - Idaho
--------------------------
The Shoshone Group does not represent a producing property as yet but plans to in 2001. It is currently in a dormant status. The Company has had no revenue from mining operations on the Shoshone Group since 1995. The Shoshone Group consists of 33 patented and 17 unpatented mining claims.

Location and access of the Shoshone Group
-----------------------------------------
The Shoshone Group is located in the state of Idaho about 23 miles northeast of the town of Coeur d'Alene. The claims are in Sections 15, 22, 26, 27, 28, 29, 32, 33, 34, and 35 of Township 53 North, Range 1 West. >From the city of Coeur d'Alene, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road which becomes U.S. Forest Service Road #332. The Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from the Bunco Road to the mines and prospects of the Lakeview Mining District.

The Mexico Group
------------------------------------------
The Company owns 25% of a 100 ton ball mill located in Mexico in the state of Sonora.The Mexico Mill Plant is located in the city of Esqueda which is in Mexico in the state of Sonora. Access is by Mexican Highway 17.
The Mexico Mill Plant is a new facility which was started in February 1999.

The La Morena Placer Deposit
The La Morena Placer Deposit does represent a producing property and the Company's current operations are exploration testing but positive.

La Vibra
La Vibra Hard Rock Mine 25% interest stock piling of ore is currently in operation as of July of 2000 and future production of this ore is predicted in mill.

Location and Access:
The La Morena Placer Deposit is located seven miles west of Mexican Highway 17, approximately 22 miles south of the city of Esquida and is same location as La Vibra hard rock mine.

The Company has varying degrees of interest in four silica properties, the Santa Rita; the Anna; the Inez; and, the Three Brothers.

Location and Access:
The Inez silica property is located in Mazocahui in the state of Sonora. The Santa Rita silica property is also located in Nacozari in the state of Sonora. The Anna and Three Brothers are also located Mazocahui in the state of Sonora.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not currently involved in any legal proceedings and is debt free.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The common stock of Shoshone Silver Mining Co., Inc. is currently traded on the Pink Sheets under the symbol SHSH. March 13, 2001 was the last trade at 3,300 shares at $0.06 per share. Over the most recent 52 week period the stock has traded in a range of $0.03 (low) and $0.25 (high) per share.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation will be to continue our sales of silica to Mexico de Cobra Smelter in Nacozari, Sonora, Mexico. This is one of the larger copper smelters in North America. this smelter uses silica for it's ingredient in the copper smelting process. We sold 4,000 tons of silica at $34.00 per ton in year 2000. We have purchased a third highway truck for transporting our silica from quarries to crusher and then on to smelter. We have purchased a rolls crusher as of April, 2001 for silica fines orders. The rolls crusher will augment the existing jaw crusher is place and running. The fines silica would fill our silica contracts that we are seeking for Mexico glass factories. We have recently been updating our Lakeview plant and mill with a bromide leach system that is environmentally efficient for a possible re-opening of the Lakeview Mill in Northern Idaho. This process would allow us to process our own ore and do custom milling as well


ITEM 7. FINANCIAL STATEMENTS

The financial statements arte included as part of this filing on pages F-1 through F-7

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

No change in Officers and Directors in year 2000.

ITEM 10. EXECUTIVE COMPENSATION

At present, James Scheller (President) has expenses provided for Shoshone related work and bonus paid when available. No salary.

Frank Turley, (Vice President Mexico Operations) has expenses paid, no salary. Bonus paid when available.

Carol Stephan, (Secretary/Tres.) is paid $350.00 per month. The Directors are not paid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None other than previously disclosed in 1999 disclosure.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SHOSHONE SILVER MINING CO., INC.

Date: March 28, 2001        By:    /s/James I. Scheller
                                   -------------------------------------------
                                   James I. Scheller, President
                                   Principal Officer

                    Shoshone Silver Mining Company
                     Audited Financial Statements
               Years Ended - December 31, 2000 and 1999

                     Independent Auditor's Report



Shoshone Silver Mining Company
PO Box 405
Beaver Creek, Oregon 97004


We have audited the accompanying balance sheet of Shoshone Silver Mining Company as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows, and changes in equity for the years then ended in conformity with generally accepted accounting principles.


SCOTT BEGGS & COMPANY, INC.  CPA

Scott Beggs & Company, Inc.  CPA
Kellogg, Idaho 83837

March 12, 2001

                    Shoshone Silver Mining Company
                             Balance Sheet
                      December 31, 2000 and 1999

                                                 Year Ended     Year Ended
                                                 12/31/1999     12/31/2000
                                                 ----------     ----------
Current Assets
  Cash                                               59,989          3,676
  Investments - Stock Portfolio                     259,627        321,176
  Inventory                                          12,732         12,732
                                                 ----------     ----------
Total Current Assets                                332,348        337,584

Depreciable Assets
  Property, Plant and Equipment                     665,781        664,681
  Accumulated Depreciation                         (586,388)      (585,316)
                                                 ----------     ----------
Net Depreciable Assets                               79,393         79,365

Other Assets
  Depletable Assets and Mine Investments          1,295,298      1,295,298
  Other Long-Term Investments                       801,183        801,183
                                                 ----------     ----------
Total Other Assets                                2,096,481      2,096,481
                                                 ----------     ----------
Total Assets                                      2,508,222      2,513,430
                                                 ==========     ==========
Current Liabilities
  Accounts Payable                                                     526
  Accounts Payable - LOC                             50,000         50,000
  Minority Postions                                   1,630          1,630
                                                 ----------     ----------
Total Current Liabilities                            51,630         52,156

Long-Term Liabilities
  None                                                    0              0
                                                 ----------     ----------
Total Liabilities                                    51,630         52,156

Equity
  Common Stock, Par value 10 Cents per share
  20,000,000 shares authorized, 9,030,660 shares
  and 9,035,660 issued and outstanding              903,066        903,566
  Paid in Capital in excess of Par                1,597,425      1,597,925
  Treasury Stock                                    (65,733)       (65,733)
  Retained Earnings                                  21,834         25,516
                                                 ----------     ----------
Total Equity                                      2,456,592      2,461,274
                                                 ----------     ----------
Total Liabilities and Equity                      2,508,222      2,513,430
                                                 ==========     ==========


See the accompanying accountant's auditor's report and notes to the financial statements which are integraf parts of these financial statements

                         Shoshone Silver Mining Company
                                Income Statement
                     Year Ended - December 31, 2000 and 1999

                                                     Year Ended    Year Ended
                                                     12/31/1999    12/31/2000
                                                     ----------    ----------
Gross Receipts
  Mining Revenues                                       44,377        30,307
  Transfer Fees and Misc Income                          2,790         1,920
                                                      --------      --------
Total Gross Income                                      47,167        32,227

Direct Expenses
  Direct Mining Related Expenses                        53,279       116,052
  Equipment Rental                                       3,492
  Freight                                                3,000           500
  Contract Labor                                         1,500         1,000
                                                      --------      --------
Total Direct Expenses                                   61,271       117,552
                                                      --------      --------
Gross Profit (Loss)                                    (14,104)      (85,325)

Indirect Expenses
  Auto                                                   1,273
  Bank Fees                                                749           260
  Licenses and Permits                                   2,684         2,010
  Office Supplies                                          813         5,574
  Postage                                                   53           697
  Professional Fees                                      5,206         6,060
  Rent                                                   3,159         5,795
  Misc Expenses                                          4,198         1,702
  Property Taxes                                         1,397         4,876
  Utilities                                                623           936
  Depreciation Expense                                      28            28
                                                      --------      --------
Total Indirect Expenses                                 20,183        27,938
                                                      --------      --------
Net Profit (Loss) from Operations                      (34,287)     (113,263)

Nonoperating Activities
  Net Gain on Sale of Investments                      210,245        91,884
  Option Proceeds                                       20,014        24,465
  Dividends                                              1,068         1,554
  Interest                                                 780         1,106
  Unrealized Gains/Losses - Mark to Market                             8,766
  Federal and State Income Taxes 1999                                (10,171)
  Federal and State Income Taxes 2000                                   (526)
  Margin Fees and Wire Costs                            (3,738)         (133)
                                                      --------      --------
Net Profit (Loss) from Nonoperating Activities         228,369       116,945
                                                      --------      --------
Total Net Profit (Loss)                                194,082         3,682
                                                      ========      ========




See the accompanying accountant's auditor's report and notes to the financial statements which are integral parts of these financial statements

                         Shoshone Silver Mining Company
                             Statement of Cash Flows
                     Year Ended - December 31, 2000 and 1999

                                                      Year Ended    Year Ended
                                                      12/31/1999    12/31/2000
                                                      ----------    ----------
Sources and Uses - Operating Activities
Mining Related Income                                   44,377        30,307
All Other Income                                         2,790         1,920
Operating Expenses Paid                                (81,426)     (142,474)
                                                      --------      --------
Net Cash Provided (Used) by Operating Activities       (34,259)     (110,247)

Sources and Uses - Investing Activities
Gain on Sale of Investment Securities                  210,245        91,884
Option Proceeds                                         20,014        19,546
Investment Income - Interest and Dividends               1,848         2,660
Margin and Other Investment Expenses                    (3,738)         (133)
Increase in Depletable Assets Basis                   (144,870)
Increase in Other Investments                         (341,573)
                                                      --------      --------
Net Cash Provided (Used) by Investing Activities      (258,074)      113,957

Sources and Uses - Financing Activities
Sale of Additional Stock                                59,629         1,000
Purchase of Treasury Stock                              (7,000)
Increase in Accounts Payable                            50,000           526
                                                      --------      --------
Net Cash Provided (Used) by Financing Activities       102,629         1,526


Total Net Cash Provided (Used)                        (189,704)        5,236

Cash and Cash Equivilants - Start of Year              509,320       319,616
                                                      --------      --------
Cash and Cash Equivilants - End of Year                319,616       324,852
                                                      ========      ========





















See the accompanying accountant's auditor's report and notes to the financial statements which are integral parts of these financial statements

                    Shoshone Silver Mining Company
                   Notes to the Financial Statements
                           December 31, 2000



Note 1 - Summary of Significant Accounting Policies:

     a. Business Activity - the Company was incorporated under the laws of the state of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. In addition to mining activities, the Company has become an active trader of stocks and securities.

     b. Basis of Accounting - the financial statements are prepared on the accrual basis of accounting. Under this method of accounting, revenues are recognized when earned and expenses when incurred, regardless of the date actual receipt or payment occurs.

     c. Cash and Cash Equivalents - Cash and Cash Equivalents have been defined to include all cash in bank accounts, investment money management accounts and stocks and securities held by the company in its stock portfolio, currently with BB Graham and Company. These stocks and securities are traded frequently by the Company, and the Company has incurred significant short gains and losses from these transactions. For the years ended December 31, 2000 and 1999, the Company had total sales proceeds from stocks and securities, including expired options of approximately $ 666,876 and $ 1,112,994 respectively. The net gain realized on these transactions was approximately $ 116,349 and $ 230,259, including proceeds from the sale of options.

     d. Investments Stock Portfolio - the investments held by the Company have been actively traded and the value of the stock portfolio is stated at mark to market. Thus, the portfolio is valued as of the last day of the year market prices. These values are provided by BB Graham and Company on the December monthly statement. These items have been defined to be cash equivalents, see paragraph c above.

     e. Property, Plant and Equipment - values for the mining properties and depreciable assets represent acquisition costs, fair market value of common stock issued in exchange for assets at the time of issue, par value of common stock issued, or fair market value of assets received.

     f. Depreciation - the cost of equipment is capitalized and written off using the straight line method and accelerated methods over the following estimated lives.

              Building         12-15 Years
              Equipment         3-10 Years

     g. Other Assets - Other assets include investments in mining operations and acquisition of various patented and un-patented mining claims and investments held by the Company, not used for trading, but are being held for long term investments.

Note 2 - Mining Operations

     a. The Company owns five patented and thirty un-patented contiguous lode mining claims situated in the St Joe Mining District, acquired by the issuance of 1,500,000 shares of capital stock to Irvin Sheller and members of his family. The five patented claims were acquired in 1970 from Violet Hanson for $ 1,000 in cash and 100,000 shares of the Company's stock.

     b. The values of the mining properties were restated in the in 1998 to reflect their cost at the time of acquisition, rather than par value of stocks. The additional values are recorded as stock values in excess of par value. The total amount of these adjustments are $ 715,242.

     c. The Company has acquired for 150,000 shares, six patented and five un-patented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho.

Note 3 - Capital Stock

     The Company was originally incorporated for 5,000,000 shares of ten cent par value stock. The shareholders amended the Articles of Incorporation on April 1, 1983 and increased the authorized capital stock to 10,000,000 shares of ten cent par value stock. The shareholders again amended the Articles of Incorporation on April 1, 1998 and increased the authorized shares to 20,000,000 shares of ten cent par value stock.

Note 4 - Un-patented Mining Claims

     Due to changes in the mining laws in 1995, the Company elected to abandon un-patented mining claims which were not considered essential to their operations or potential operations, rather than incur the costs associated with holding them. These claims were not carried at significant value and therefore, were not charged to expenses.

Note 5 - Net Operating Loss Carryforward

     The Company had a net operating loss carryforward to 1999 from prior years. This carryforward was used in its entirety on the 1999 federal and state income tax returns.