Form 10QSB
period 2001-03-31
SHOSHONE SILVER MINING CO INC
filed 2001-05-21
CIK 1126703

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from ___________________to_________________________

                        Commission File Number 000-21623

                        SHOSHONE SILVER MINING CO., INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Idaho                                       82-0304993
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  4903 Industrial Ave. West, Coeur d'Alene, ID
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (503) 632-0032

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  [ X ]      NO [   ]
                                                  -----

As of March 31, 2001, 9,035,660 shares of the issuer's common stock were outstanding.

Item 1.  Financial Statements

                         Shoshone Silver Mining Company
                                  Balance Sheet
                                 March 31, 2001


Current Assets
   Cash - Checking                                          $    1,610
   Cash - Money Market (Margin Account)                        (47,351)
   Investments - Stock Portfolio                               243,014
   Inventory                                                    12,732
                                                             ---------
Total Current Assets                                           210,005

Depreciable Assets
   Property, Plant and Equipment                               664,681
   Accumulated Depreciation                                   (585,316)
                                                             ---------
Net Depreciable Assets                                          79,365

Other Assets
   Depletable Assets and Mine Investments                    1,309,998
   Other Long-Term Investments                                 801,183
                                                             ---------
Total Other Assets                                           2,111,181
                                                             ---------
Total Assets                                                $2,400,551
                                                             =========

Current Liabilities
   Accounts Payable                                         $      526
   Accounts Payable - LOC                                       50,000
   Minority Positions                                            1,630
                                                             ---------
Total Current Liabilities                                       52,156


Long-Term Liabilities
   None                                                              0
                                                             ---------
Total Liabilities                                               52,156

Equity
   Common Stock, Par Value 10 Cents per Share 20,000,000 shares
   authorized, 9,035,660 Shares issed and otustanding          903,566
   Paid in Capital in excess of Par                          1,597,925
   Treasury Stock                                              (65,733)
   Retained Earnings                                           (87,363)
                                                             ---------
Total Equity                                                 2,348,395

Total Liabilities and Equity                                $2,400,551
                                                             =========











See the accompanying accountant's report and notes, which are integral parts of these statements

                         Shoshone Silver Mining Company
                                Income Statement
                   For the three months Ended - March 31, 2001


Gross Reciepts
     Mining Revenue                                             46,095
     Transfer Fees and Misc Income                               1,250
                                                             ---------
Total Gross Receipts                                            47,345

Direct Expenses
     Direct Mining Expenses                                     60,398
     Freight                                                        73
     Contract Labor                                              1,050
                                                             ---------
Total Direct Expense                                            61,521

Indirect Expnse
     Auto
     Bank Fees                                                     201
     Licenses & Permits
     Office Supplies                                               600
     Postage
     Professional Fees                                           9,080
     Rent
     Misc Expenses                                               1,336
     Property Taxes                                                433
     Utilities
     Depreciation
                                                             ---------
Total Indirect Expenss                                          11,650
                                                             ---------
Net Profit (Loss) from Operations                              (25,826)

Nonoperating Activities
     Net Gain on Sale of Investments
     Option Proceeds                                            11,174
     Dividends                                                     356
     Interest                                                        8
     Unrealized (Gains) Losses - Mark to Market                (96,369)
     Income Taxes                                               (1,801)
     Margin Fees and Wire Costs                                   (421)
                                                             ---------
Netl Nonoperating Activities                                   (87,053)
                                                             ---------
Total Net Profit (Loss)                                       (112,879)
                                                             =========
Net Earnings (Loss) per Share                                  (0.0125)
                                                             =========



See the accompanying accountant's report and notes, which are integral parts of these statements

                         Shoshone Silver Mining Company
                      Statement of Changes in Owners Equity
                   For the three months Ended - March 31, 2001


                                      Common      Additional       Retained       Treasury
                                       Stock         Paid in       Earnings          Stock           Total
                                     -------      ----------       --------       --------       ---------
Start of Period                      903,566       1,597,925         25,516        (65,733)      2,461,274
     Net Income (Loss)                              (112,879)                                     (112,879)
     Sales of Additional Stock                                                                           0
     Purchase of Treasury Stock                                                                          0
     Other Adjustments                                                                                   0
                                     -------      ----------       --------       --------       ---------
End of Period                        903,566       1,597,925        (87,363)       (65,733)      2,348,395
                                     =======      ===========      ========       ========       =========



































See the accompanying accountant's report and notes, which are integral parts of these statements

                         Shoshone Silver Mining Company
                             Statement of Cash Flows
                   For the three months Ended - March 31, 2001


Sources and Uses - Operating Activities
     Mining Related Income                                      46,095
     All Other Income                                            1,250
     Operating Expenses Paid                                   (73,171)
                                                             ---------
Net Cash Provided (Used) by Operating Activities               (25,826)

Sources and Uses - Investing Activities
     Gain on Sales of Investment Securities
     Option Proceeds                                            22,606
     Options Purchased                                         (28,637)
     Investment Income - Interest and Dividends                    364
     Margin Interest and Related Costs                          (3,224)
     Increase in Depletable Assets Basis                       (14,700)
     Increase in Other Investments
                                                             ---------
Net Cash Provided (Used) by Investing Activities               (23,591)

Sources and Uses - Financing Activities
     Sale of Additional Stock
     Purchase of Treasury Stock
     Increase in Accounts Payable
                                                             ---------
Net Cash Provided (Used) by Financing Activities                     0


Total Cash Provided (Used)                                     (49,417)

Cash and Cash Equivalents  - Start of Period                     3,676
                                                             ---------
Cash and Cash Equivalents  - End of Period                     (45,741)
                                                             =========

See the accompanying accountant's report and notes, which are integral parts of these statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes various forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: the inability to finance expected  operations  or  strategic  developments;  a decline  in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in those areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports.

Recent Developments

Shoshone Silver Mining Co., Inc.
President 2001 First Quarter Report:

Have moved forward with completion of our fines mill at the crusher quarry at Mazocahi, Sonora. The addition of our fines rolls mill will enable us to stockpile fines for our future fines orders from Mexico De Cobre and glass factories.

Total gross sales revenue in mining this first quarter was $46,095 with a net loss of $25,826 due to mining expense and purchases of equipment.

The smelter at Nacozari is closed for the month of May, so we will have no new silica orders from Mexicana De Cobre until June.

We are currently looking at additional silver and gold properties south of Mazochi, Sonora, Mexico in addition to our current gold property holdings. We, as yet, have not made any additional purchase of these properties or agreements. We look forward to a good second quarter and further opportunities.

James I. Scheller, President


PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to security holders for vote during the three months ending March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

No Forms 8-K were filed by the company during the three months ended March 31, 2001.

                                   Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHOSHONE SILVER MINING CO., INC.



 Date May 21, 2001                 By:  /s/ JAMES I. SCHELLER
                                        ----------------------
                                        James I. Scheller, President