Form 10QSB
period 2001-06-30
SHOSHONE SILVER MINING CO INC
filed 2001-08-14
CIK 1126703

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended June 30, 2001


   [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                    EXCHANGE ACT

    For the transition period from ____________  to  ___________


Commission file number       000-21623
                      ___________________________________________________


                  SHOSHONE SILVER MINING CO., INC.
_________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


        Idaho                                  82-0304993
________________________________          _____________________
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


    4903 Industrial Ave. West
        Coeur d'Alene, Idaho                     83814
______________________________________    ___________________
(Address of principal executive offices)     (Zip Code)


                         503-632-0032
_________________________________________________________________________
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .  No     .
                                                   ____       ____

     As of June 30, 2001, 9,035,660 shares of the issuer's common stock were outstanding.

                      Shoshone Silver Mining Company, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2001


                       Table of Contents

PART I. - FINANCIAL INFORMATION

 Item l -  Balance Sheets - June 30, 2001 and December 31, 2000

        -  Statements of Operations and Comprehensive
           Income (Loss) (Unaudited) for the Three
           Months and Six Months Ended June 31, 2001

        -  Statement of Changes in Stockholders' Equity
           (Unaudited) for the Six Months Ended
           June 30, 2001

        -  Statement of Cash Flows for the Six Months
           Ended June 30, 2001

        -  Notes to Consolidated Financial Statements

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

 Item 4 -  Submission of Matters to a Vote of Security Holders

 Item 6 -  Exhibits and Reports on Form 8-K


SIGNATURES

                         Part I - FINANCIAL INFORMATION

                     Shoshone Silver Mountain Company, Inc.

                                 Balance Sheets

                       June 30, 2001 and December 31, 2000

                                               (Unaudited)        (Audited)
                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------
Current Assets
  Cash and Cash Equivalents                    $   (64,407)      $     3,676
  Investments in Marketable Securities             244,849           321,176
  Inventory                                         12,732            12,732
                                               -----------       -----------
Total Current Assets                               193,174           337,584
                                               -----------       -----------
Property, Plant and Equipment, at cost
  Property, Plant and Equipment                    664,681           664,681
  Accumulated Depreciation                        (585,316)         (585,316)
                                               -----------       -----------
Total Property, Plant and Equipment                 79,365            79,365
                                               -----------       -----------
Other Assets
  Depletable Assets and Mine Investments         1,309,998         1,295,298
  Other Long-term Investments                      801,183           801,183
                                               -----------       -----------
Total Other Assets                               2,111,181         2,096,481
                                               -----------       -----------
Total Assets                                   $ 2,383,720       $ 2,513,430
                                               ===========       ===========

Current Liabilities
  Accounts Payable                             $       526       $       526
  Accounts Payable - LOC                            50,000            50,000
  Minority Positions                                 1,630             1,630
                                               -----------       -----------
Total Current Liabilities                           52,156            52,156
                                               -----------       -----------
Long-term Liabilities
  Long-Term Debt                                       - -               - -
                                               -----------       -----------
Total Liabilities                                   52,156            52,156
                                               -----------       -----------

Stockholders' Equity
  Common Stock, Par Value $0.10 per share          903,566           903,566
  Authorized - 20,000,000 shares
  Issues and outstanding - 9,035,660
  Paid in Capital in excess of par               1,597,925         1,597,925
  Treasury Stock                                   (65,733)          (65,733)
  Retained Earnings (Deficit)                       (5,404)           25,516
  Other Comprehensive Income (Loss)                (98,791)              - -
                                                -----------      -----------
Total Stockholders' Equity                        2,331,564        2,461,274
                                                -----------      -----------

Total Liabilities and Stockholders' Equity      $ 2,383,720      $ 2,513,430
                                                ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                     Shoshone Silver Mountain Company, Inc.

       Statements of Operations and Comprehensive Income (Loss)(Unaudited)

             For the three months and six months ended June 30, 2001

                                              Six Months Ended     Three Months Ended
                                               June 30, 2001          June 30, 2001
                                              ----------------     ------------------
Sales                                            $    68,119            $    22,024
                                                 -----------            -----------

Cost of Sales:
  Direct Mining Expenses                             106,994                 46,596
  Freight                                                 73                    - -
  Contract Labor                                       1,750                    700
                                                 -----------            -----------
Total Costs of Sales                                 108,817                 47,296
                                                 -----------            -----------
Gross Loss                                           (40,698)               (25,272)
                                                 -----------            -----------

Other Operating Expenses:
  General and Administrative Expenses                 12,040                    390
  Depreciation                                           - -                    - -
                                                 -----------            -----------
Total Other Operating Expenses                        12,040                    390
                                                 -----------            -----------
Net Loss from Operations                             (52,738)               (25,662)
                                                 -----------            -----------
Other Income (Expenses):
  Net Gain on Sale of Investments                     11,048                  4,455
  Transfer Fees and Misc. Income                       2,250                  1,000
  Option Proceeds                                     11,174                    - -
  Dividend Income                                        730                    374
  Interest Income                                          8                    - -
  Margin Fees and Wire Costs                          (1,587)                (1,166)
                                                 -----------            -----------
Total Other Income                                    23,623                  4,663
                                                 -----------            -----------
Net Loss Before Income Taxes                         (29,116)               (21,000)
Income Taxes                                           1,804                      3
                                                 -----------            -----------
Net Loss Applicable to Common Shareholders           (30,920)               (21,003)
                                                 -----------            -----------

Other Comprehensive Loss, net of tax:
  Unrealized Losses on Securities                    (98,791)                (2,033)
                                                 -----------            -----------
Total Comprehensive Loss Applicable to
  Common Shareholders                            $  (129,711)           $   (23,036)
                                                 ===========            ===========

Basic and Diluted Loss per Common Share          $   (0.0144)           $   (0.0025)
                                                 ===========            ===========

Weighted Average Number of Common
  Shares Outstanding                               9,035,660              9,035,660
                                                 ===========            ===========


    The accompanying notes are an integral part of the financial statements.

                     Shoshone Silver Mountain Company, Inc.

            Statement of Changes in Stockholders' Equity (Unaudited)

                     For the six months ended June 30, 2001

                                                                                  Other
                                  Common       Additional        Retained     Comprehensive    Treasury
                                  Stock      Paid-in-Capital     Earnings         Income        Stock        Total
                                ----------   ---------------   ------------   -------------   ----------   -----------

Beginning of Period             $  903,566     $ 1,597,925      $   25,516      $     - -     $  (65,733)  $ 2,461,274
 Net Income (Loss)                                                 (30,920)                                    (30,920)
 Sales of Additional Shares                                                                                        - -
 Purchase of Treasury Stock                                                                                        - -
 Unrealized Gains (Losses)
    on Marketable Securities                                                      (98,791)                     (98,791)
                                ----------     -----------      ----------      ---------     ----------   -----------

End of Period                   $  903,566     $ 1,597,925      $   (5,404)     $ (98,791)    $  (65,733)  $ 2,331,564
                                ==========     ===========      ==========      =========     ==========   ===========


    The accompanying notes are an integral part of the financial statements.

                     Shoshone Silver Mountain Company, Inc.

                       Statement of Cash Flows (Unaudited)

                     For the six months ended June 30, 2001

Operating Activities:
     Net Income (Loss)                                     $   (30,920)
     Noncash elements included in net loss:
       Depreciation Expense                                        - -
       Loss (Gain) on Investments                              (11,048)
     Change in assets and liabilities:
       Inventory                                                   - -
       Accounts Payable                                            - -
                                                           -----------

     Net Cash Provided (Used) by Operating Activities          (41,968)
                                                           -----------

Investing Activities:
     Option Proceeds                                               - -
     Options Purchased                                         (12,175)
     Proceeds from the sale of investments                      44,206
     Purchase of investments                                   (43,446)
     Investment in depletable assets                           (14,700)
     Increase in other investments                                 - -
                                                           -----------

     Net Cash Provided (Used) by Investing Activities          (26,115)
                                                           -----------

Financing Activities:
     Common Stock issued                                           - -
     Purchase of Treasury Stock                                    - -
                                                           -----------

     Net Cash Provided (Used) by Financing Activities              - -
                                                           -----------

Net increase (decrease) in cash and cash equivalents           (68,083)

     Cash and Cash Equivalents - Beginning of Period             3,676
                                                           -----------

     Cash and Cash Equivalents - End of Period             $   (64,407)
                                                           ===========



    The accompanying notes are an integral part of the financial statements.


                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

Business

The Company was incorporated under the laws of the state of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company.

Basis of Presentation

The financial statements included herein are prepared in accordance with generally accepted accounting principles. The Company believes the disclosures included herein are adequate; however, these statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission on Form 10-K.

In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the financial position of the Company at June 30, 2001 and the results of operations, comprehensive income for the three and six months ended June 30, 2001, changes in stockholders' equity for the six months ended June 30, 2001, and cash flows for the six months ended June 30, 2001. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Foreign Operations

The accounting records of the Company's operations located in Mexico are maintained in U.S. Dollars. Therefore, there is no gain or loss for currency translations.

Revenue Recognition

Revenues are recognized when earned, at the time products are shipped to customers.

Cash and Cash Equivalents

Cash and Cash Equivalents include amounts on deposit with financial institutions and investments with original maturities of 90 days or less. A cash margin account is also maintained with the brokerage company handling the Company's marketable security investments.

Investments in Marketable Securities

Investments in marketable securities are stated at the lower of cost or market. Marketable securities are those securities that are actively traded on an established exchange and for which market value can be readily determined. Realized gains or losses on the sales of marketable securities are included in the determination of net income. Unrealized gains or losses on the difference between cost and current market value are included in equity as Other Comprehensive Income, as required by SFAS No. 130.

Inventories

Inventories are valued used the lower of cost or market with cost determined using the weighted average method.

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line and accelerated methods based upon the estimated useful lives of the assets, net of estimated salvage value. Estimated useful lives range from 12 to 15 years for buildings, and 3 to 10 years for machinery and equipment. Gains or losses on asset dispositions are included in the determination of net income.

Other Assets

Other assets include investments in mining operations and acquisitions of various patented and un-patented mining claims and investments held by the Company, not used for trading, but are held for long-term investment.

Earnings Per Share

Earnings Per Common share are calculated under the provisions of SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. The computation is based on the weighted-average number of common shares outstanding.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Other Comprehensive Income

Other comprehensive income is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which is defined as all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The standard requires reporting certain transactions that result in a change in shareholders' equity to be included in other comprehensive income and displayed as a separate component in the statement of stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

The Company's second quarter earnings remain similar to the first quarter earnings due to continuing sales of the silica product in Mexico and the Company's domestic investment earnings.

The Company has completed the silica fines plant improvements and is now capable of producing 150 tons of 10-mesh fines of 97% and/or 98% fines per day over two-10 hour shifts, depending on feed stock. This capacity is in addition to the Cedar Rapids Crusher, which produces the _ minus silica. Approximately 1600 tons of products were sold during the second quarter.

As a result of the improved plant efficiencies, the Company looks forward to increased sales to Mexicana de Cobre Copper Smelter in the State of Sonora and in the area of Nacasari. Mexicana de Cobre is one of the five largest copper smelters in the world. Additional shipments are also scheduled to a Mexico steel mill. Firm orders of approximately 1750 tons have already been placed for the month of August, which are not reflected in the second quarter results of operations.

The Company's Lakeview, Idaho bromide leach plant addition is moving along smoothly, and will be completed this fall. The plant in Lakeview is located 40 miles northeast of Coeur d'Alene, Idaho. The Company has received a new 10-year water permit for the Lakeview mill facility. Meetings have also been held with the U.S. Forest Service to secure access to the property through use of forest service roads.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND TWELVE MONTH ENDED DECEMBER 31, 2000

Sales for the current six-month period have increased $37,812 over the previous year-end sales of $30,307. Sales continue to increase over the previous year due to increased operating capacities and improved efficiencies.

Cost of sales for the current six-month period have decreased $8,735 over the previous year-end cost of sales of $117,552, primarily due to improved operating efficiencies.

General and administrative expenses for the current six-month period have decreased $15,898 over the previous year-end expenses of $27,938. On an annualized basis, the general and administrative expenses for the 2001-year expect to be comparable to the 2000 year.

Other income for the current six-month period have decreased $104,905 from the previous year-end other income of $116,945 primarily due to realized gains on sales of marketable securities of $91,884 during 2000 in comparison to $11,048 for the six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Shoshone Silver Mining Company has utilized earnings from operations and gains from the sales of marketable securities to generate its working capital and expects that future cash flow from operations will be sufficient to meet future working capital requirements.

As of June 30, 2001, cash and cash equivalents totaled $(64,407) and marketable securities totaled $244,849 for a total position of $180,442. The June 30, 2001 total is a decrease of $144,410 from the December 31, 2000 balance of $324,852. This decrease was primarily attributable to a decrease in the market value of the securities of $98,791, with $41,968 of cash used by operating activities. Cash used by operations was comprised primarily of net loss of $30,920 and a gain on sale of investments of $11,048. Cash used by investing activities of $26,115 was comprised primarily of an investment in depletable assets of $14,700, purchase of marketable securities of $43,446 and purchases of options of $12,175, which was partially offset by proceeds from sales of marketable securities of $44,206.

The Company plans to continue to make investments in marketable securities and further expansion of its operating facilities to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of operation cash flow and investing activities.

                           Part II - OTHER INFORMATION

                     Shoshone Silver Mountain Company, Inc.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters required submission to security holders for vote during the three months ended June 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended June 30, 2001.

                      Shoshone Silver Mining Company, Inc.


                          SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHOSHONE SILVER MINING CO., INC.
                              ----------------------------------
                                        (Registrant)



Date:  August 14, 2001        By   /s/ James I. Scheller
                                --------------------------------
                                James I. Scheller, President