Form 10QSB/A
period 2001-06-30
SHOSHONE SILVER MINING CO INC
filed 2001-08-15
CIK 1126703

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

                    Shoshone Silver Mining Company, Inc.

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

                    Shoshone Silver Mining Company, Inc.

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

                    Shoshone Silver Mining Company, Inc.

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

                     Shoshone Silver Mining Company, Inc.

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

                    Shoshone Silver Mining Company, Inc.


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