Form 10QSB
period 2001-09-30
SHOSHONE SILVER MINING CO INC
filed 2001-11-14
CIK 1126703

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 2001


   [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                    EXCHANGE ACT

    For the transition period from ____________  to  ___________


Commission file number       000-21623
                      -------------------------------------------------------

                  SHOSHONE SILVER MINING CO., INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Idaho                                       82-0304993
---------------------------                    ---------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


    4903 Industrial Ave. West
        Coeur d'Alene, Idaho                            83814
----------------------------------             ---------------------
(Address of principal executive offices)          (Zip Code)


                         503-632-0032
-----------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .  No     .
                                                   ----      ----

    As of September 30, 2001, 9,035,660 shares of the issuer's common stock were outstanding.

                      Shoshone Silver Mining Company, Inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2001


                       Table of Contents

                                                             Page
PART I. - FINANCIAL INFORMATION

 Item l -  Balance Sheets - September 30, 2001 and
           December 31, 2000

        -  Statements of Operations and Comprehensive
           Income (Loss) (Unaudited) for the Three
           Months and Nine Months Ended September 30, 2001

        -  Statement of Changes in Stockholders' Equity
           (Unaudited) for the Nine Months Ended
           September 30, 2001

        -  Statement of Cash Flows for the Nine Months
           Ended September 30, 2001

        -  Notes to Consolidated Financial Statements

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

 Item 4 -  Submission of Matters to a Vote of
           Security Holders

 Item 6 -  Exhibits and Reports on Form 8-K


SIGNATURES

                         Part I - FINANCIAL INFORMATION

                      Shoshone Silver Mining Company, Inc.

                                 Balance Sheets

                    September 30, 2001 and December 31, 2000

                                                  (Unaudited)           (Audited)
                                              September 30, 2001    December 31, 2000
                                              ------------------    -----------------
Current Assets
  Cash and Cash Equivalents                       $   (127,975)        $      3,676
  Investments in Marketable Securities                 203,719              321,176
  Inventory                                             12,732               12,732
                                                  ------------         ------------
Total Current Assets                                    88,477              337,584
                                                  ------------         ------------

Property, Plant and Equipment, at cost
  Property, Plant and Equipment                        664,681              664,681
  Accumulated Depreciation                            (585,316)            (585,316)
                                                  ------------         ------------
Total Property, Plant and Equipment                     79,365               79,365
                                                  ------------         ------------

Other Assets
  Depletable Assets and Mine Investments             1,309,998            1,295,298
  Other Long-term Investments                          801,832              801,183
                                                  ------------         ------------
Total Other Assets                                   2,111,830            2,096,481
                                                  ------------         ------------

Total Assets                                      $  2,279,671         $  2,513,430
                                                  ============         ============

Current Liabilities
  Accounts Payable                                $        526         $        526
  Accounts Payable - LOC                                50,000               50,000
  Minority Positions                                     1,630                1,630
                                                  ------------         ------------
Total Current Liabilities                               52,156               52,156
                                                  ------------         ------------

Long-term Liabilities
  Long-Term Debt                                           - -                  - -
                                                  ------------         ------------
Total Liabilities                                       52,156               52,156
                                                  ------------         ------------

Stockholders' Equity
  Common Stock, Par Value $0.10 per share              903,566              903,566
  Authorized - 20,000,000 shares
  Issues and outstanding - 9,035,660 shares
  Paid in Capital in excess of par                   1,597,925            1,597,925
  Treasury Stock                                       (65,733)             (65,733)
  Retained Earnings (Deficit)                          (56,089)              25,516
  Other Comprehensive Income (Loss)                   (152,154)                 - -
                                                  ------------         ------------
Total Stockholders' Equity                           2,227,515            2,461,274
                                                  ------------         ------------

Total Liabilities and Stockholders' Equity        $  2,279,671         $   2,513,43
                                                  ============         ============

    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

       Statements of Operations and Comprehensive Income (Loss)(Unaudited)

          For the three months and nine months ended September 30, 2001

                                               Nine Months Ended   Three Months Ended
                                              September 30, 2001   September 30, 2001
                                              ------------------   ------------------
Sales                                             $    86,802          $    18,683
                                                  -----------          -----------

Cost of Sales:
  Direct Mining Expenses                              148,053               41,059
  Freight                                                  73                  - -
  Contract Labor                                        2,650                  900
                                                  -----------          -----------
Total Costs of Sales                                  150,776               41,959
                                                  -----------          -----------

Gross Loss                                             63,974               23,276
                                                  -----------          -----------

Other Operating Expenses:
  General and Administrative Expenses                  17,053                5,012
  Depreciation                                            - -                  - -
                                                  -----------          -----------
Total Other Operating Expenses                         17,053                5,012
                                                  -----------          -----------

Net Loss from Operations                               81,027               28,288
                                                  -----------          -----------

Other Income (Expenses):
  Net Gain (Loss) on Sale of Investments              (10,293)               4,455
  Transfer Fees and Misc. Income                        2,250                1,000
  Option Proceeds                                      11,174                  - -
  Dividend Income                                       1,085                  374
  Interest Income                                           8                  - -
  Margin Fees and Wire Costs                           (2,994)              (1,166)
                                                  -----------          -----------
Total Other Income                                      1,229                4,663
                                                  -----------          -----------

Net Loss Before Income Taxes                           79,797               23,625
Income Taxes                                            1,807                    3
                                                  -----------          -----------
Net Loss Applicable to Common Shareholders             81,605               23,628
                                                  -----------          -----------

Other Comprehensive Loss, net of tax:
  Unrealized Losses on Securities                     152,154                2,033
                                                  -----------          -----------
Total Comprehensive Loss Applicable to
  Common Shareholders                             $   233,759          $    25,661
                                                  ===========          ===========

Basic and Diluted Loss per Common Share           $    0.0259          $    0.0028
                                                  ===========          ===========

Weighted Average Number of Common
  Shares Outstanding                                9,035,660            9,035,660
                                                   ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

            Statement of Changes in Stockholders' Equity (Unaudited)

                  For the nine months ended September 30, 2001

                                                                               Other
                                  Common       Additional       Retained    Comprehensive   Treasury
                                   Stock     Paid-in-Capital    Earnings      Income         Stock         Total
                                 ---------   ---------------   ----------   -------------   ---------   ------------

Beginning of Period              $ 903,566     $ 1,597,925      $  25,516     $      - -    $ (65,733)   $ 2,461,274
  Net Income (Loss)                                               (81,605)                                   (81,605)
  Sales of Additional Shares                                                                                     - -
  Purchase of Treasury Stock                                                                                     - -
  Unrealized Gains (Loss)
        on Marketable Securities                                                (152,154)                   (152,154)
                                 ---------     -----------      ---------     ----------    ---------    -----------

End of Period                    $ 903,566     $ 1,597,925      $ (56,089)    $ (152,154)   $ (65,733)   $ 2,227,515
                                 =========     ===========      =========     ==========    =========    ===========

    The accompanying notes are an integral part of the financial statements.


                      Shoshone Silver Mining Company, Inc.

                       Statement of Cash Flows (Unaudited)

                  For the nine months ended September 30, 2001


Operating Activities:
     Net Income (Loss)                                      $  (81,605)
     Noncash elements included in net loss:
       Depreciation Expense                                        - -
       Loss (Gain) on Investments                               10,293
     Change in assets and liabilities:
       Inventory                                                   - -
       Accounts Payable                                            - -
                                                            ----------

     Net Cash Provided (Used) by Operating Activities          (71,312)
                                                            ----------

Investing Activities:
     Option Proceeds                                               - -
     Options Purchased                                         (12,175)
     Proceeds from the sale of investments                      98,842
     Purchase of investments                                  (132,306)
     Investment in depletable assets                           (14,700)
     Increase in other investments                                 - -
                                                            ----------

     Net Cash Provided (Used) by Investing Activities          (60,339)
                                                            ----------

Financing Activities:
     Common Stock issued                                           - -
     Purchase of Treasury Stock                                    - -
                                                            ----------

     Net Cash Provided (Used) by Financing Activities              - -
                                                            ----------

Net increase (decrease) in cash and cash equivalents          (131,651)

     Cash and Cash Equivalents - Beginning of Period             3,676
                                                            ----------

     Cash and Cash Equivalents - End of Period              $ (127,975)
                                                            ==========



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

In the opinion of management, these unaudited financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the financial position of the Company at September 30, 2001 and the results of operations, comprehensive income for the three and nine months ended September 30, 2001, changes in stockholders' equity for the nine months ended September 30, 2001, and cash flows for the nine months ended September 30, 2001. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

Other Assets

Other assets include investments in mining operations and acquisitions of various patented and unpatented mining claims and investments held by the Company, not used for trading, but are held for long-term investment.

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

Sales from the Company's Mexico silica operations grossed over $39,000 for the third quarter 2001.

Due to improvements at the Mexico silica plant implemented during 2001, inventory capacities have increased. As a result, the Company looks forward to increased sales to Mexicana de Cobre Copper Smelter in the State of Sonora and in the area of Nacasari. Mexicana de Cobre is one of the five largest copper smelters in the world. A firm order of 1,650 tons of silica fines was received during the month of August, all of which are not reflected in the third quarter results of operations.

The Company's Lakeview, Idaho bromide leach plant addition is still expected to be completed during the fall of 2001. The plant in Lakeview is located 40 miles northeast of Coeur d'Alene, Idaho. Ted Bruck of Portland, Oregon, owner of the bromide system, is responsible for the Lakeview plant operations.

The Company has received a new 10-year water permit for the Lakeview mill facility. Meetings have also been held with the U.S. Forest Service to secure access to the property through use of forest service roads.

During the third quarter, the Company completed line power connection to its Mexico gold and silver mill location, of which the Company has a 25% interest. The line power connection will allow the facility to operate without relying on generator power.

Management remains positive that its Mexico silica operations and its Lakeview, Idaho bromide leach system will produce additional profits both from sales of its products and custom ore processing. The Company continues to remain profitable and debt free.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND TWELVE MONTHS ENDED DECEMBER 31, 2000

Sales for the current nine-month period have increased $56,495 over the previous year-end sales of $30,307. Sales continue to increase over the previous year due to increased operating capacities and improved efficiencies.

Cost of sales for the current nine-month period have increased $33,224 over the previous year-end cost of sales of $117,552, primarily due to improved operating efficiencies and increased production.

General and administrative expenses for the current nine-month period have decreased $10,885 over the previous year-end expenses of $27,938. On an annualized basis, the general and administrative expenses for the 2001-year expect to be comparable to the 2000 year.

Other income for the current nine-month period have decreased $115,716 from the previous year-end other income of $116,945 primarily due to realized gains (losses) on sales of marketable securities of $91,884 during 2000 in comparison to $(10,293)for the nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Shoshone Silver Mining Company has utilized earnings from operations and gains from the sales of marketable securities to generate its working capital and expects that future cash flow from operations will be sufficient to meet future working capital requirements.

As of September 30, 2001, cash and cash equivalents totaled $(127,975) and marketable securities totaled $203,719 for a total position of $75,744. The September 30, 2001 total is a decrease of $249,108 from the December 31, 2000 balance of $324,852. This decrease was primarily attributable to a decrease in the market value of the securities of $152,154, with $71,312 of cash used by operating activities. Cash used by operations was comprised primarily of net loss of $81,605 and a loss on sale of investments of $10,293.

Cash used by investing activities of $60,339 was comprised primarily of an investment in depletable assets of $14,700, purchase of marketable securities of $132,306 and purchases of options of $12,175, which was partially offset by proceeds from sales of marketable securities of $98,842.

The Company plans to continue to make investments in marketable securities and further expansion of its operating facilities to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of operating cash flow and investing activities.

                           Part II - OTHER INFORMATION

                      Shoshone Silver Mining Company, Inc.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters required submission to security holders for vote during the three months ended September 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended September 30, 2001.

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


                               SHOSHONE SILVER MINING CO., INC.
                              ----------------------------------
                                        (Registrant)



Date: November 13, 2001       By   /s/ James I. Scheller
                                --------------------------------
                                James I. Scheller, President