Form 10-Q
period 2002-03-31
SHOSHONE SILVER MINING CO INC
filed 2002-05-14
CIK 1126703

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended March 31, 2002


[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________  to  ___________


Commission file number       000-21623
                         ________________________________________


                SHOSHONE SILVER MINING COMPANY, INC.
__________________________________________________________________
 (Exact name of small business issuer as specified in its charter)


        Idaho                                  82-0304993
_______________________________           _____________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


    4903 Industrial Ave. West
        Coeur d'Alene, Idaho                       83814
_______________________________________   _____________________
(Address of principal executive offices)     (Zip Code)


                         503-632-0032
_________________________________________________________________
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes     .  No  XX .
                                                  ____        ____


     As of March 31, 2002, 9,035,660 shares of the issuer's common stock were outstanding.

                      Shoshone Silver Mining Company, Inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2002


                       Table of Contents

                                                      Page
PART I. - FINANCIAL INFORMATION

 Item l -  Financial Statements

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

 Item 4 -  Submission of Matters to a Vote of
           Security Holders

 Item 6 -  Exhibits and Reports on Form 8-K


SIGNATURES

                         Part I - FINANCIAL INFORMATION

                      Shoshone Silver Mining Company, Inc.

                           Balance Sheets (Unaudited)

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------

Current Assets
  Cash and Cash Equivalents                     $     48,726    $    132,821
  Inventory                                            6,000           6,000
                                                ------------    ------------

Total Current Assets                                  54,726         138,821
                                                ------------    ------------

Property, Plant and Equipment, at cost
  Property, Plant and Equipment                    1,654,861       1,654,861
  Accumulated Depreciation                          (914,519)       (904,983)
                                                ------------    ------------

Total Property, Plant and Equipment                  740,342         749,878
                                                ------------    ------------

Other Assets
  Depletable Assets and Mine Investments             785,700         785,700
  Other Long-term Investments                        563,500         563,500
                                                ------------    ------------

Total Other Assets                                 1,349,200       1,349,200
                                                ------------    ------------

Total Assets                                    $  2,144,267    $  2,237,898
                                                ============    ============

Current Liabilities
  Accounts Payable                              $        - -    $        - -
  Accounts Payable - LOC                                 - -             - -
  Minority Positions                                   1,630           1,630
                                                ------------    ------------

Total Current Liabilities                              1,630           1,630
                                                ------------    ------------

Long-term Liabilities
  Long-Term Debt                                         - -             - -
                                                ------------    ------------

Total Liabilities                                      1,630           1,630
                                                ------------    ------------

Stockholders' Equity
  Common Stock, Par Value $0.10 per share            903,566         903,566
  Authorized - 20,000,000 shares
  Issued and outstanding - 9,035,660 shares
  Paid in Capital in excess of par                 1,597,925       1,597,925
  Treasury Stock                                     (65,733)        (65,733)
  Retained Earnings (Deficit)                       (293,121)       (199,490)
                                                ------------    ------------

Total Stockholders' Equity                         2,142,637       2,236,268
                                                ------------    ------------

Total Liabilities and Stockholders' Equity      $  2,144,267    $  2,237,898
                                                ============    ============

    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

                      Statements of Operations (Unaudited)

               For the three months ended March 31, 2002 and 2001

                                        Three Months Ended    Three Months Ended
                                          March 31, 2002        March 31, 2001
                                        ------------------    ------------------

Sales                                         $      - -          $    46,095
                                              -----------         -----------

Cost of Sales:
  Direct Mining Expenses                              - -              60,398
  Freight                                             - -                  73
  Contract Labor                                    3,100               1,050
                                              -----------         -----------

Total Costs of Sales                                3,100              61,521
                                              -----------         -----------

Gross Loss                                         (3,100)            (15,426)
                                              -----------         -----------

Other Operating Expenses:
  General and Administrative Expenses               8,122              11,650
  Depreciation                                      9,536               8,646
                                              -----------         -----------

Total Other Operating Expenses                     17,658              20,296
                                              -----------         -----------

Net Loss from Operations                          (20,758)            (35,722)
                                              -----------         -----------

Other Income (Expenses):
  Net Gain (Loss) on Sale of Investments         (157,351)                - -
  Unrealized Gain (loss) on securities             81,642             (96,369)
  Option Proceeds                                     - -              11,174
  Transfer Fees and Misc. Income                      - -               1,250
  Lease Income                                      4,200                 - -
  Dividend Income                                     336                 356
  Interest Income                                     - -                   8
  Margin Fees and Wire Costs                       (1,670)               (421)
                                              -----------         -----------

Total Other Income                                (72,843)            (84,002)
                                              -----------         -----------

Net Loss Before Income Taxes                      (93,601)           (119,724)

Income Taxes                                           30               1,801
                                              -----------         -----------

Net Loss Applicable to Common Shareholders    $   (93,631)        $  (121,525)
                                              ===========         ===========

Basic and Diluted Loss per Common Share       $   (0.0104)        $   (0.0134)
                                              ===========         ===========

Weighted Average Number of Common
  Shares Outstanding                            9,035,660           9,035,660
                                              ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

            Statement of Changes in Stockholders' Equity (Unaudited)

 For the year ended December 31, 2001 and the three months ended March 31, 2002


                                     Common         Additional       Retained      Treasury
                                     Stock        Paid-in-Capital    Earnings       Stock          Total
                                  -------------   ---------------   -----------   ----------   ------------

Balances as of December 31, 2000    $ 903,566       $ 1,597,925      $  18,633    $ (65,733)    $ 2,454,391

 Net Income (Loss)                                                    (218,123)                    (218,123)
 Sales of Additional Shares                                                                             - -
 Purchase of Treasury Stock                                                                             - -
 Unrealized Gains (Loss)
   on Marketable Securities                                                                             - -
                                    ---------       -----------      ---------    ---------     -----------


Balances as of December 31, 2001    $ 903,566       $ 1,597,925      $(199,490)   $ (65,733)    $ 2,236,268

 Net Income (Loss)                                                     (93,631)                     (93,631)
 Sales of Additional Shares                                                                             - -
 Purchase of Treasury Stock                                                                             - -
 Unrealized Gains (Loss)
   on Marketable Securities                                                                             - -
                                    ---------       -----------      ---------    ---------      -----------

Balances as of March 31, 2002       $ 903,566       $ 1,597,925      $(293,121)   $ (65,733)     $ 2,142,637
                                    =========       ===========      =========    =========      ===========



    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

                       Statement of Cash Flows (Unaudited)

                                             Three Months Ended    Three Months Ended
                                               March 31, 2002        March 31, 2001
                                             ------------------    ------------------
Operating Activities:
     Net Income (Loss)                          $    (93,631)         $  (121,525)
     Noncash elements included in net loss:
       Depreciation Expense                            9,536                8,646
     Change in assets and liabilities:
       Inventory                                         - -                  - -
       Accounts Payable                                  - -                  - -
                                                ------------          -----------

  Net Cash Provided (Used) by
       Operating Activities                          (84,095)            (112,879)
                                                ------------          -----------

Investing Activities:
     Unrealized Gain (Loss) on investments               - -                  - -
     Investment in depletable assets                     - -              (14,700)
                                                ------------          -----------

     Net Cash Provided (Used) by
       Investing Activities                              - -              (14,700)
                                                ------------          -----------

Financing Activities:
     Common Stock issued                                 - -                  - -
                                                ------------          -----------

     Net Cash Provided (Used) by
       Financing Activities                              - -                  - -
                                                ------------          -----------

Net increase (decrease) in cash and
     cash equivalents                                (84,095)            (127,579)

     Cash and Cash Equivalents
       - Beginning of Period                         132,821              324,852
                                                ------------          -----------

     Cash and Cash Equivalents
       - End of Period                          $     48,726          $   197,273
                                                ============          ===========



    The accompanying notes are an integral part of the financial statements.


                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods
------------------
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements
-------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002 or December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002 or December 31, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company does not have assets with indeterminate lives.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.


Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


Comprehensive Income
--------------------
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which was issued in June 1997. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components, but had no effect on the Company's net income (loss) or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. The Company does not hold any securities qualifying under the Other Comprehensive Income requirements.


Cost of sales
-------------
Cost of sales consists of the production costs of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2002 and December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


Earnings Per Share
------------------
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2002 and December 31, 2001, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.


Exploration Costs
-----------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2001. Investment in securities available-for-sale is recorded at fair value at March 31, 2002 and December 31, 2001.


Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2002 or December 31, 2001.


Inventories
-----------
Inventories are stated at the lower of cost or market on a first-in, first-out basis.


Investments
-----------
The Company's investments consist of nonmarketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, and as of March 31, 2002 and December 31, 2001, these investments were recorded at the lower of cost or estimated net realizable value.

The Company uses the equity method of accounting for all investments greater than 20%, and for these investments in which the Company has a significant influence over the investee.

Investment in Securities
------------------------
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. During the years ended December 31, 2000 and 2001, the Company did not own any securities classified as either trading or held to maturity or available-for-sale. However, at December 31, 2000 and 2001, the Company did own securities classified as trading.

Securities classified as trading are classified as cash equivalents. Unrealized holding gains and losses on trading securities are reported as other income on the statement of operations.

Gains and losses on the sale of trading securities are determined using the specific identification method and are included in earnings.


Mineral Exploration and Development Costs
-----------------------------------------
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.


Mining Properties
-----------------
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims (see Note 4). Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamoritized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.


Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 2.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2002 and December 31, 2001, the Company had no net deferred tax assets. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of any net deferred tax asset.


Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.


Reclamation Costs
-----------------
Management believes reclamation costs at its mining sites will be minimal. Posting of a reclamation bond has not been required at this time.


Revenue Recognition
-------------------
The Company recognizes revenue from product sales upon shipment to the customer.

Segment Information
-------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 2001. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.


Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


Note 2 - Property and Equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

                                March 31,        Dec. 31,
                                   2002            2001
                               ------------    -----------

Equipment                      $     57,180    $    57,180
Plant assets                      1,597,681      1,597,681

                               ------------    -----------

Total assets                   $  1,654,861    $ 1,654,861
Less accumulated
depreciation                       (914,519)      (904,983)
                               $    740,342    $   749,878
                               ============    ===========


Depreciation and amortization expense for the three months ended March 31, 2002 and March 31, 2001 was $9,536 and $8,646, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


Note 3 - Investments:

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At March 31, 2002 and December 31, 2001, the market values of investments were as follows:

                              March 31, 2002   Dec. 31, 2001
                              --------------   -------------

      Interactive Displays      $   20,000       $   20,000
                                ----------       ----------
                                $   20,000       $   20,000
                                ==========       ==========


Note 4 - Depletable Assets and Mine Investments:

Shoshone Group - The mining company owns five patented and 30 unpatented contiguos lode mining claims situated in the St. Joe Mining District, Shoshone County, Idaho. The unpatented claims were acquired by the issuance of 1,500,000 shares of capital stock to Irv Scheller and members of his family. The five unpatented claims were acquired in 1970 from Violet Hanson for $2,500 in cash and 100,000 shares of capital stock.

Weber Group - The Company has acquired, for 100,000 shares, six patented and five unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho. In addition, $125 cash was paid and 100 shares of capital stock were issued to acquire a pit fraction within the same location.

Idaho Lakeview and Keep Cool Group - The company acquired the Lakeview and Keep Cool mining properties through the issuance of 3,126,700 shares of capital stock during 1985.

Drumheller Group - The Company owns six patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein. The Company issued 109.141 shares of its stock to the Drumheller Estate to acquire these claims on February 1984.

Bullion Group - Seven patented mining claims were acquired in 1998 in full settlement of a promissory note owed to the Company. The property was recorded at the unpaid balance of the promissory note at the time of the quit claim.

Sugar Pit #2 - The company paid $14,700 cash during 2001 to acquire this property, located in


Note 5 - Common Stock:

The Company is authorized to issue 20,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no capital stock transactions during the periods presented in the financial statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Shoshone Silver Mining Company continues to pursue operations in its mining properties for 2002 with expectations of increased metal prices and opportunities. An earnest money deposit has been received for the Mexico silica operations project. Therefore, there are no mining revenues and expenses reported for the first quarter of 2002. However, management is currently investigating other potential mining properties in the United States and in Mexico. A potential gold property located in Sacramento, California has been identified and is currently under consideration.

Sample runs from various small mines in Mexico have been processed through our mill operation, allowing Shoshone to identify recoveries from potential sites. Shoshone owns 25% of the mill equipment of two other gold and silver properties in the area, known as the La Morena and La Vibre.

Shoshone is currently negotiating a new lease for the Lakeview plant and mill. Negotiations should be completed within the next two months.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2001.

Sales for the current three-month period have decreased $46,095, or 100%, over the previous three-month period sales of $46,095. There were no mining revenues for the current quarter due to the potential sale of the silica operations.

Cost of sales for the current three-month period have decreased $60,398, or 100%, over the previous three-month cost of sales of $60,398, primarily due to the potential sale of the Company's interest in the silica operations.

General and administrative expenses for the current three-month period have decreased $3,528, or 30%, over the previous three-month period expenses of $11,650. This decrease is principally due to a decrease in professional fees of $2,317 and other minor decreases.

Other income for the current three-month period have increased $11,159, or 13%, from the previous three-month period's other income of $(84,002) primarily due to increased unrealized gains/losses on marketable securities ($178,011), increased lease income ($4,200), partially offset by decrease in realized gains on sales of marketable securities ($157,351), and decreased option proceeds ($11,174).

LIQUIDITY AND CAPITAL RESOURCES

Historically, Shoshone Silver Mining Company has utilized earnings from operations and gains from the sales of marketable securities to generate its working capital and expects that future cash flow from operations will be sufficient to meet future working capital requirements.

As of March 31, 2002, cash and cash equivalents totaled $48,726, which represents a decrease of $84,095 from the December 31, 2001 balance of $132,821. This decrease was primarily attributable to the $84,095 of cash used by operating activities.

Cash provided by investing activities had no effect on cash and cash equivalents for the three months ended March 31, 2002.

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

                           Part II - OTHER INFORMATION

                      Shoshone Silver Mining Company, Inc.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters required submission to security holders for vote during the three months ended March 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

     Form 8-K dated March 20, 2002, reporting the change in Shoshone Silver Mining Company's independent public accountants to Webster & Williams from Scott Beggs & Company.

                      Shoshone Silver Mining Company, Inc.


                          SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SHOSHONE SILVER MINING COMPANY, INC.
                          ______________________________________
                                        (Registrant)



Date: May 14, 2002         By   /s/ James I. Scheller
                            ____________________________________
                                James I. Scheller, President