Form 10-Q
period 2002-06-30
SHOSHONE SILVER MINING CO INC
filed 2002-08-16
CIK 1126703

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended June 30, 2002


   [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                    EXCHANGE ACT

    For the transition period from ____________  to  ___________


Commission file number       000-21623
                      -------------------------------------------

                SHOSHONE SILVER MINING COMPANY, INC.
------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Idaho                                  82-0304993
--------------------------                  --------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


    4903 Industrial Ave. West
        Coeur d'Alene, Idaho                       83814
---------------------------------            ---------------------
(Address of principal executive offices)        (Zip Code)


                         503-632-0032
---------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes     .  No  XX .
                                                   ----      ----

     As of June 30, 2002, 9,979,329 shares of the issuer's common stock were outstanding.

                      Shoshone Silver Mining Company, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2002


                       Table of Contents

                                                                   Page
PART I. - FINANCIAL INFORMATION

 Item l -  Financial Statements (Unaudited)

           Balance Sheets
           Statements of Operations
           Statement of Changes in Stockholders' Equity
           Statement of Cash Flow
           Notes to Financial Statements


 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

 Item 4 -  Submission of Matters to a Vote of
           Security Holders

 Item 6 -  Exhibits and Reports on Form 8-K


SIGNATURES

                         Part I - FINANCIAL INFORMATION

                      Shoshone Silver Mining Company, Inc.

                           Balance Sheets (Unaudited)

                                                     Unaudited            Audited
                                                   June 30, 2002       December 31, 2001
                                                 -----------------     -----------------
Current Assets
  Cash - Checking                                  $       9,613          $      10,965
  Trading Securities                                       9,906                226,350
  Prepaid Expenses                                           - -                    720
                                                   -------------          -------------
Total Current Assets                                      19,519                238,035
                                                   -------------          -------------

Property, Plant and Equipment, at cost
  Property, Plant and Equipment                        1,634,861              1,634,861
  Accumulated Depreciation                            (1,001,900)              (982,640)
                                                   -------------          -------------
Total Property, Plant and Equipment                      632,961                652,221
                                                   -------------          -------------

Other Assets
  Depletable Assets and Mine Investments               1,170,500              1,170,500
  Other Long-term Investments                             20,000                 20,000
                                                   -------------          -------------
Total Other Assets                                     1,190,500              1,190,500
                                                   -------------          -------------
Total Assets                                       $   1,842,981          $   2,080,756
                                                   =============          =============

Current Liabilities
  Accounts Payable                                 $         - -          $       8,027
  Margin Account Short-term Loan                           2,745                106,660
  Short-term Loan                                         10,000                    - -
  Minority Positions                                       1,630                  1,630
                                                   -------------          -------------
Total Current Liabilities                                 14,375                116,317
                                                   -------------          -------------
Long-term Liabilities
  Long-Term Debt                                             - -                    - -
                                                   -------------          -------------
Total Liabilities                                         14,375                116,317
                                                   -------------          -------------

Stockholders' Equity
  Common Stock, Par Value $0.10 per share                997,933                997,933
  Authorized - 20,000,000 shares
  Issued and outstanding - 9,979,329 shares
  Paid in Capital in excess of par                     2,636,425              2,636,425
  Treasury Stock                                         (65,733)               (65,733)
  Stock Options                                           12,221                 12,221
  Retained Earnings (Deficit)                         (1,752,240)            (1,616,407)
                                                   -------------          -------------
Total Stockholders' Equity                             1,828,606              1,964,439
                                                   -------------          -------------
Total Liabilities and Stockholders' Equity         $   1,842,981          $   2,080,756
                                                   =============          =============


    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

                      Statements of Operations (Unaudited)

        For the three months and six months ended June 30, 2002 and 2001

                                             Three Months Ended               Six Months Ended
                                         -----------------------------   ----------------------------
                                         June 30, 2002   June 30, 2001   June 30, 2002  June 30, 2001
                                         -------------   -------------   -------------  -------------
Sales                                      $    12,600   $    16,800      $    22,024    $    78,769
                                           -----------   -----------      -----------    -----------

Total Costs of Sales                             4,750         8,570           47,296        108,817
                                           -----------   -----------      -----------    -----------

Gross Profit (Loss)                              7,850         8,230          (25,272)       (30,048)
                                           -----------   -----------      -----------    -----------

Operating Expenses:
 General and Administrative Expenses             4,315         2,245              393         12,040
 Depreciation                                    9,630        19,260            8,962         17,925
                                           -----------   -----------      -----------    -----------

Total Operating Expenses                        13,945        21,504            9,356         29,965
                                           -----------   -----------      -----------    -----------

Net Loss from Operations                        (6,095)      (13,274)         (34,628)       (60,013)
                                           -----------   -----------      -----------    -----------

Other Income (Expenses):
 Net Gain (Loss) on Sale of Investments       (243,904)     (367,783)          (4,455)       (11,048)
 Unrealized Gain (Loss) on securities          198,933       247,102           (2,033)       (98,791)
 Option Proceeds                                   - -           - -              - -            524
 Transfer Fees and Misc. Income                    - -           - -            1,000          2,250
 Dividend Income                                     4           339              374            730
 Interest Income                                   - -           - -                8              8
 Margin Fees and Wire Costs                       (517)       (2,186)          (1,166)        (1,587)
                                           -----------   -----------      -----------    -----------

Total Other Income                             (45,485)     (122,529)          (6,272)      (107,914)
                                           -----------   -----------      -----------    -----------

Net Loss Before Income Taxes                   (51,579)     (135,803)         (40,900)      (167,927)

Income Taxes                                       - -            30              - -            - -
                                           -----------   -----------      -----------    -----------

Net Loss                                   $   (51,579)  $  (135,833)     $   (40,900)   $  (167,927)
                                           ===========   ===========      ===========    ===========

Income (Loss) per Common Share, Basic      $   (0.0052)  $   (0.0136)     $   (0.0041)   $   (0.0168)
                                           ===========   ===========      ===========    ===========

Income (Loss) per Common Share, Diluted    $   (0.0052)  $   (0.0136)     $   (0.0041)   $   (0.0168)
                                           ===========   ===========      ===========    ===========

Weighted average number of common shares
 outstanding, basic                          9,979,933     9,979,933        9,979,933      9,979,933
                                           ===========   ===========      ===========    ===========

Weighted average number of common shares
   outstanding, diluted                      9,979,933     9,979,933        9,979,933      9,979,933
                                           ===========   ===========      ===========    ===========


    The accompanying notes are an integral part of the financial statements.

              Shoshone Silver Mining Company, Inc.

    Statement of Changes in Stockholders' Equity (Unaudited)


                                      Number  of      Common     Additional     Accumulated    Treasury       Stock
                                      Shares          Amount   Paid-in-Capital     Deficit       Stock       Options       Total
                                      ----------------------   ---------------  ------------  ------------  ----------  -----------
Balance, December 31, 1999,
  as restated                          9,974,329   $ 997,433   $  2,635,925     $ (1,176,200)  $  (65,733)   $  12,221  $ 2,403,646

 Issuance of stock for services
     at a price of $0.20 per share         5,000         500            500                                                   1,000
   Net Loss for year ended 12/31/00                                                 (212,048)                              (212,048)
 Purchase of Treasury Stock                                                                                                     - -
                                      ----------   ---------   ------------     ------------   ----------    ---------  -----------


Balance, December 31, 2000,
  as restated                          9,979,329   $ 997,933   $  2,636,425     $ (1,388,248)  $  (65,733)   $  12,221  $ 2,192,598

  Net Loss for year ended 12/31/01                                                  (228,159)                              (228,159)
                                      ----------   ---------   ------------     ------------   ----------    ---------  -----------

Balance, December 31, 2001             9,979,329   $ 997,933   $  2,636,425     $ (1,616,407)  $  (65,733)   $  12,221  $ 1,964,439

 Net Loss for the period
    ended 6/30/02                                                                   (135,833)                              (135,833)
                                      ----------   ---------   ------------     ------------   ----------    ---------  -----------

Balance, June 30, 2002                 9,979,329   $ 997,933   $  2,636,425     $ (1,752,240)  $  (65,733)   $  12,221  $ 1,828,606
                                      ==========   =========   ============     ============   ==========    =========  ===========



The accompanying notes are an integral part of the financial statements.



               Shoshone Silver Mining Company, Inc.

                      Statement of Cash Flows

                                                          (Unaudited)        (Audited)
                                                       Six Months Ended      Year Ended
                                                         June 30, 2002    December 31, 2001
                                                       ----------------   -----------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                      $  (135,833)       $  (228,159)
  Adjustments to reconcile net income
     (loss) to net cash used by operations:
     Depreciation Expense                                     19,260             35,849
     Loss on trading securities                             (247,102)           120,623
     (Gain) Loss on sale of trading securities               367,783             11,144
  Change in assets and liabilities:
     Purchases of trading securities                        (188,562)          (355,458)
     Proceeds from sale of trading securities                284,323            318,518
     Decrease (Increase) in other current assets                 720               (720)
     Increase (decrease) in accounts payable                  (8,027)            (2,522)
     Gain on sale of fixed assets                                - -            (12,200)
                                                         -----------        -----------

  Net Cash Provided (Used) by
       Operating Activities                                   92,563           (112,925)
                                                         -----------        -----------

Cash Flows From Investing Activities:
  Cash received on sale of fixed assets                          - -             12,200
                                                         -----------        -----------

  Net Cash Provided (Used) by
     Investing Activities                                        - -             12,200
                                                         -----------        -----------

Cash Flows From Financing Activities:
  Proceeds from short-term loans                                 - -            106,660
  Repayment of short-term loans                             (103,915)               - -
  Proceeds from shareholder loan                              10,000                - -
                                                         -----------        -----------

  Net Cash Provided (Used) by
     Financing Activities                                    (93,915)           106,660
                                                         -----------        -----------

Net increase (decrease) in cash                               (1,352)             5,935

Cash - Beginning of Period                                    10,965              5,030
                                                         -----------        -----------

Cash - End of Period                                     $     9,613        $    10,965
                                                         ===========        ===========


The accompanying notes are an integral part of the financial statements.

                 Part I - FINANCIAL INFORMATION

              Shoshone Silver Mining Company, Inc.


Item 1.   Financial Statements (Unaudited)


NOTES TO FINANCIAL STATEMENTS

Please refer to the Notes to the Financial Statements presented with the audited financial statements for the year ended December 31, 2001 as also being an integral part of the financial statements herein presented for the six months ended June 30, 2002.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Shoshone continues in a positive direction with the Company's growth pattern. During this quarter, the Company has completed the renegotiation of the Lakeview Mill lease and patented claims. The lessee of the Lakeview Mill is installing a bromide leach system to augment Shoshone's existing ball mill and carbon in pulp plant in addition to performing repairs to the plant foundation as needed.

The last three months have been very challenging due to delays of the silica sales and release of the final audits for 2000 and 2001 fiscal years. Shoshone continues to direct all of their efforts and resources to remaining on the Bulletin Board.

Shoshone has recently added Gordon Walters as Superintendent of gold, oil, and diamond projects to aid in out pursuit of projects for the Company. Mr. Walters is well known and experienced in the mining field and has numerous properties, equipment, and contacts that will benefit our Company.

A geologist, driller, and one or our Directors have also been sent to Canada to report on samples taken on two promising properties, one in gold and the other in diamonds.

Shoshone continues to remain in the black and debt free and looks forward to positive third quarter progress.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND THREE MONTHS
ENDED JUNE 30, 2001.

Sales for the current three-month period have decreased $9,424, or 43%, over the previous three-month period sales of $22,024. There were minimal mining revenues for the current three-months since the silica operations were sold, retaining interest in the mining properties.

Cost of sales for the current three-month period have decreased
$42,546, or 90%, over the previous three-month cost of sales of $47,296, primarily due to the sale of the Company's interest in the silica operations.

General and administrative expenses for the current three-month period have increased $3,922, or 998%, over the previous three-month period expenses of $393. This increase is principally due to an increase in professional fees for the year end audit and other minor increases.

Other income for the current three-month period have decreased $39,213, or 625%, from the previous three-month period's other income of $(6,272) primarily due to increased realized net losses on sale of investments ($239,449), partially offset by increase in unrealized gains on sales of marketable securities ($200,966).


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED
JUNE 30, 2001.

Sales for the current six-month period have decreased $61,969, or 79%, over the previous six-month period sales of $78,769. There were minimal mining revenues for the current six-months since the silica operations were sold, retaining interest in the mining properties.

Cost of sales for the current six-month period have decreased
$100,247, or 92%, over the previous six-month cost of sales of $108,817, primarily due to the sale of the Company's interest in the silica operations.

General and administrative expenses for the current six-month period have increased $9,795, or 81%, over the previous six-month period expenses of $12,040. This increase is principally due to an increase in professional fees for the year end audit and other minor increases.

Other income for the current six-month period have decreased $14,615, or 14%, from the previous six-month period's other income of $(107,914) primarily due to increased realized net losses on sale of investments ($356,735), partially offset by increase in unrealized gains on sales of marketable securities ($345,893).

LIQUIDITY AND CAPITAL RESOURCES

Historically, Shoshone Silver Mining Company has utilized earnings from operations and gains from the sales of marketable securities to generate its working capital and expects that future cash flow from operations will be sufficient to meet future working capital requirements.

As of June 30, 2002, cash and cash equivalents totaled $9,613, which represents a decrease of $1,352 from the December 31, 2001 balance of $10,965. This decrease was primarily attributable to cash used by financing activities ($93,915), partially offset by cash used for operating activities ($92,563). Cash used by operations was comprised primarily of net loss of $135,833, a realized loss on trading securities ($247,102), and purchases of trading securities ($188,562), partially offset by unrealized gains on trading securities ($367,783), proceeds from sale of trading securities ($284,323), and depreciation expense ($19,260).

Cash provided by investing activities had no effect on cash and cash equivalents for the six months ended June 30, 2002.

Cash used by financing activities of $93,915 consisted of $103,915 utilized to repay short-term broker loans, partially offset by a $10,000 short-term loan from a major shareholder.

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

                   Part II - OTHER INFORMATION

              Shoshone Silver Mining Company, Inc.



Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters required submission to security holders for vote during the three months ended June 30, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended
June 30, 2002.

              Shoshone Silver Mining Company, Inc.


                          SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SHOSHONE SILVER MINING COMPANY, INC.
                          -------------------------------------
                                        (Registrant)



Date: August 15, 2002         By   /s/ James I. Scheller
                            -------------------------------------
                                James I. Scheller, President