Form 10-Q
period 2002-09-30
SHOSHONE SILVER MINING CO INC
filed 2002-11-14
CIK 1126703

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 2002


   [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                    EXCHANGE ACT

    For the transition period from ____________  to  ___________


Commission file number       000-21623
                       ------------------------------------------


                  SHOSHONE SILVER MINING CO., INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Idaho                                82-0304993
 -------------------------------            --------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


    4903 Industrial Ave. West
      Coeur d'Alene, Idaho                        83814
---------------------------------------     ---------------------
(Address of principal executive offices)        (Zip Code)


                         503-632-0032
--------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

    As of September 30, 2002, 9,979,329 shares of the issuer's common stock were outstanding.

                      Shoshone Silver Mining Company, Inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2002


                       Table of Contents

                                                      Page
PART I. - FINANCIAL INFORMATION

 Item l -  Balance Sheets - September 30, 2002 and
           December 31, 2001

        - Statements of Operations (Unaudited) for the Three Months and Nine Months Ended
           September 30, 2002 and 2001

        -  Statement of Changes in Stockholders' Equity
           (Unaudited) for the Nine Months Ended
           September 30, 2002   and the Years Ended
           December 31, 2001 and 2000

        -  Statement of Cash Flows for the Nine Months
           Ended September 30, 2002 and the Year Ended
           December 31, 2001

        -  Notes to Consolidated Financial Statements

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II. - OTHER INFORMATION

 Item 4 -  Submission of Matters to a Vote of
           Security Holders

 Item 6 -  Exhibits and Reports on Form 8-K


SIGNATURES

                         Part I - FINANCIAL INFORMATION

                      Shoshone Silver Mining Company, Inc.

                                 Balance Sheets

                                                (Unaudited)          (Audited)
                                            September 30, 2002    December 31, 2001
                                            ------------------    -----------------
Current Assets
  Total Cash                                    $      9,248        $     10,965
  Trading Securities                                   4,144             226,350
  Travel Advance                                       1,500                 - -
  Prepaid Expenses                                       - -                 720
                                                ------------        ------------
Total Current Assets                                  14,892             238,035
                                                ------------        ------------

Property, Plant and Equipment, at cost
  Property, Plant and Equipment                    1,634,861           1,634,861
  Accumulated Depreciation                        (1,011,530)           (982,640)
                                                ------------        ------------
Total Property, Plant and Equipment                  623,331             652,221
                                                ------------        ------------

Other Assets
  Depletable Assets and Mine Investments           1,170,500           1,170,500
  Other Long-term Investments                         20,000              20,000
                                                ------------        ------------
Total Other Assets                                 1,190,500           1,190,500
                                                ------------        ------------
Total Assets                                    $  1,828,723        $  2,080,756
                                                ============        ============

Current Liabilities
  Accounts Payable                              $      1,500        $      8,027
  Margin Account Short-term Loan                         - -             106,660
  Short-term Loan                                     10,000                 - -
  Minority Positions                                   1,630               1,630
                                                ------------        ------------
Total Current Liabilities                             13,130             116,317
                                                ------------        ------------
Long-term Liabilities
  Long-Term Debt                                         - -                 - -
                                                ------------        ------------
Total Liabilities                                     13,130             116,317
                                                ------------        ------------

Stockholders' Equity
  Common Stock, Par Value $0.10 per share            997,933             997,933
  Authorized - 20,000,000 shares
  Issued and outstanding - 9,979,329 shares
  Paid in Capital in excess of par                 2,636,425           2,636,425
  Treasury Stock                                     (65,733)            (65,733)
  Stock Options                                       12,221              12,221
  Retained Earnings (Deficit)                     (1,765,253)         (1,616,407)
                                                ------------        ------------
Total Stockholders' Equity                         1,815,593           1,964,439
                                                ------------        ------------

Total Liabilities and Stockholders' Equity      $  1,828,723        $  2,080,756
                                                ============        ============


    The accompanying notes are an integral part of the financial statements.

                      Shoshone Silver Mining Company, Inc.

                      Statements of Operations (Unaudited)

     For the three months and nine months ended September 30, 2002 and 2001

                                                Three Months Ended               Nine Months Ended
                                           -----------------------------   ------------------------------
                                           Sept 30, 2002   Sept 30, 2001   Sept 30, 2002    Sept 30, 2001
                                           -------------   -------------   -------------    -------------
Sales                                        $     - -       $  16,800       $  18,683        $  97,452
                                             ---------       ---------       ---------        ---------

Costs of Sales:
 Direct Mining Expenses                            - -             720          41,059          148,053
 Freight                                           - -             - -             - -               73
 Contract Labor                                    800           8,650             900            2,650
                                             ---------       ---------       ---------        ---------

Total Costs of Sales                              (800)          9,370          41,959          150,776
                                             ---------       ---------       ---------        ---------

Gross Profit (Loss)                               (800)          7,430         (23,276)         (53,324)
                                             ---------       ---------       ---------        ---------

Operating Expenses:
 General and Administrative Expenses             8,376          10,621           5,015           18,863
 Depreciation                                    9,630          28,890           8,962           26,887
                                             ---------       ---------       ---------        ---------

Total Operating Expenses                        18,806          39,511          13,977           45,750
                                             ---------       ---------       ---------        ---------

Net Loss from Operations                       (18,806)        (32,081)        (37,253)         (99,073)
                                             ---------       ---------       ---------        ---------

Other Income (Expenses):
 Net Gain (Loss) on Sale of Investments       (104,397)       (472,180)         (4,455)         (15,503)
 Unrealized Gain (Loss) on securities          106,227         353,329          (2,033)        (100,824)
 Option Proceeds                                   - -             - -             - -             (524)
 Transfer Fees and Misc. Income                    - -             - -           1,000           (3,250)
 Lease Income                                    4,000           4,000             - -              - -
 Dividend Income                                   - -             339            (374)          (1,104)
 Interest Income                                     2               2             - -               (8)
 Interest Expense                                  (21)            (21)            - -              - -
 Margin Fees and Wire Costs                        (18)         (2,204)          1,166           (2,753)
                                             ---------       ---------       ---------        ---------

Total Other Income                               5,793        (116,735)         (6,696)        (118,460)
                                             ---------       ---------       ---------        ---------

Net Loss Before Income Taxes                   (13,013)       (148,816)        (43,949)        (217,533)

Income Taxes                                       - -              30             - -              - -
                                             ---------       ---------       ---------        ---------

Net Loss                                     $ (13,013)      $(148,846)      $ (43,949)       $(217,533)
                                             =========       =========       =========        =========

Income (Loss) per Common Share, Basic        $ (0.0013)      $ (0.0149)      $ (0.0044)       $ (0.0218)
                                             =========       =========       =========        =========

Income (Loss) per Common Share, Diluted      $ (0.0013)      $ (0.0149)      $ (0.0044)       $ (0.0218)
                                             =========       =========       =========        =========

Weighted average number of common shares
 outstanding, basic                          9,979,933       9,979,933       9,979,933        9,979,933
                                             =========       =========       =========        =========

Weighted average number of common shares
   outstanding, diluted                      9,979,933       9,979,933       9,979,933        9,979,933
                                             =========       =========       =========        =========



    The accompanying notes are an integral part of the financial statements.


                      Shoshone Silver Mining Company, Inc.

            Statement of Changes in Stockholders' Equity (Unaudited)

                                            Common Stock
                                       ----------------------
                                       Number  of      Common      Additional     Accumulated    Treasury     Stock
                                        Shares       Amount      Paid-in-Capital   Deficit         Stock     Options        Total
                                       -----------------------   ---------------  -----------    ---------   ---------   ----------
Balance, December 31, 1999,
  as restated                          9,974,329    $  997,433    $2,635,925      $(1,176,200)   $ (65,733)   $ 12,221   $2,403,646

 Issuance of stock for services
     at a price of $0.20 per share         5,000           500           500                                                  1,000
 Net Loss for year ended 12/31/00                                                    (212,048)                             (212,048)
 Purchase of Treasury Stock                                                                                                     - -
                                       ---------    ----------    ----------      -----------    ---------    --------   ----------


Balance, December 31, 2000,
  as restated                          9,979,329    $  997,933    $2,636,425      $(1,388,248)   $ (65,733)   $ 12,221   $2,192,598

  Net Loss for year ended 12/31/01                                                   (228,159)                             (228,159)
                                       ---------    ----------    ----------      -----------    ---------    --------   ----------

Balance, December 31, 2001             9,979,329    $  997,933    $2,636,425      $(1,616,407)   $ (65,733)   $ 12,221   $1,964,439

 Net Loss for the period
   ended 9/30/02                                                                     (148,846)                             (148,846)
                                       ---------    ----------    ----------      -----------    ---------    --------   ----------

Balance, September 30, 2002            9,979,329    $  997,933    $2,636,425      $(1,765,253)   $ (65,733)   $ 12,221   $1,815,593
                                       =========    ==========    ==========      ===========    =========    ========   ==========



  The accompanying notes are an integral part of the financial statements.

              Shoshone Silver Mining Company, Inc.

                     Statement of Cash Flows


                                                       (Unaudited)           (Audited)
                                                     Nine Months Ended       Year Ended
                                                    September 30, 2002    December 31, 2001
                                                    ------------------    -----------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                    $  (148,846)          $  (228,159)
  Adjustments to reconcile net income
     (loss) to net cash used by operations:
     Depreciation Expense                                   28,890                35,849
     Loss on trading securities                           (353,329)              120,623
     (Gain) Loss on sale of trading securities             472,180                11,144
  Change in assets and liabilities:
     Purchases of trading securities                      (196,843)             (355,458)
     Proceeds from sale of trading securities              300,198               318,518
     Decrease (Increase) in other current assets              (780)                 (720)
     Increase (decrease) in accounts payable                (6,527)               (2,522)
     Gain on sale of fixed assets                              - -               (12,200)
                                                       -----------           -----------

  Net Cash Provided (Used) by
       Operating Activities                                 94,943              (112,925)
                                                       -----------           -----------

Cash Flows From Investing Activities:
  Cash received on sale of fixed assets                        - -                12,200
                                                       -----------           -----------

  Net Cash Provided (Used) by
     Investing Activities                                      - -                12,200
                                                       -----------           -----------

Cash Flows From Financing Activities:
  Proceeds from short-term loans                               - -               106,660
  Repayment of short-term loans                           (106,660)                  - -
  Proceeds from shareholder loan                            10,000                   - -
                                                       -----------           -----------

  Net Cash Provided (Used) by
     Financing Activities                                  (96,660)              106,660
                                                       -----------           -----------

Net increase (decrease) in cash                             (1,717)                5,935

Cash - Beginning of Period                                  10,965                 5,030
                                                       -----------           -----------

Cash - End of Period                                   $     9,248           $    10,965
                                                       ===========           ===========


  The accompanying notes are an integral part of the financial statements.

                 PART I - FINANCIAL INFORMATION

              Shoshone Silver Mining Company, Inc.


Item 1.   Financial Statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

Please refer to the Notes to the Financial Statements presented with the audited financial statements for the year ended
December 31, 2001 as also being an integral part of the financial statements herein presented for the nine months ended
September 30, 2002.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

This has been a difficult quarter for Shoshone, but we still remain positive for the Company.

The Company's major silica customer, PamCo, that also purchased of some the silica property located in Mexico, is delinquent in making their contract payments. PamCo is in arrears $120,000 of which Shoshone would have received 42%. Shoshone is currently in the process of taking back the property through legal proceedings in Mexico City. For more detailed information or questions, please contact Frank Turley, Vice President of Mexico Operations. Mr. Turley's phone number is located at the Company's web site at www.ssmining.com.

Shoshone has a new buyer for the silica property, but the transaction cannot be completed until legal matters are settled on the existing past sale referred to above.

Shoshone's holdings in Mexico concerning the silica represent less than 51% of its assets.

Mr. Ted Bruck continues to lease the Company's Lakeview property and is also continuing with his separate bromide leach installation at the property. Concessions were made reducing the lease payments for the summer months to $2,000 to facilitate Mr. Bruck in making needed repairs to the Company's mill. Mr. Bruck states that he will continue processing ore through the summer of 2003, of which Shoshone receives 5% of gross sales. Mr. Bruck also intends to provide custom processing of ores from other mining operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THREE
MONTHS ENDED SEPTEMBER 30, 2001.

Sales for the current three-month period have decreased $18,683, or 100%, over the previous three-month period sales of $18,683. There were no mining revenues for the current three-months since the silica operations were sold, retaining interest in the mining properties.

Cost of sales for the current three-month period have decreased
$41,159, or 98%, over the previous three-month cost of sales of $41,959, primarily due to the sale of the Company's interest in the silica operations.

General and administrative expenses for the current three-month period have increased $4,029, or 29%, over the previous three-month period expenses of $13,977. This increase is principally due to an increase in professional fees for the year-end audit, travel, telephone, office supplies and other minor increases.

Other income (expenses) for the current three-month period have increased $12,489, or 165%, from the previous three-month period's other income of $(6,696) primarily due to increased lease income ($4,000), increased unrealized gains on marketable securities ($108,260), decreased margin interest expense ($1,184), partially offset by increased realized net losses on sale of investments ($99,942).


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE
MONTHS ENDED SEPTEMBER 30, 2001.

Sales for the current nine-month period have decreased $80,652, or 83%, over the previous nine-month period sales of $97,452. There were minimal mining revenues for the current nine-months since the silica operations were sold, retaining interest in the mining properties.

Cost of sales for the current nine-month period have decreased
$141,406, or 94%, over the previous nine-month cost of sales of $150,776, primarily due to the sale of the Company's interest in the silica operations.

General and administrative expenses for the current nine-month period have decreased $6,239, or 14%, over the previous nine-month period expenses of $45,750. This decrease is principally due to a decrease in professional fees for the year-end audit, partially offset by other minor increases.

Other income (expense) for the current nine-month period have increased $1,725, or 1%, from the previous nine-month period's other income (expense) of $(118,460) primarily due to increased unrealized gains on marketable securities ($454,153), increased lease income ($4,000), partially offset by increased realized net losses on sale of investments ($456,677).

LIQUIDITY AND CAPITAL RESOURCES

Historically, Shoshone Silver Mining Company has utilized earnings from operations and gains from the sales of marketable securities to generate its working capital and expects that future cash flow from operations will be sufficient to meet future working capital requirements.

As of September 30, 2002, cash and cash equivalents totaled $9,248, which represents a decrease of $1,717 from the December 31, 2001 balance of $10,965. This decrease was primarily attributable to cash used by financing activities ($96,660), partially offset by cash provided from operating activities ($94,943). Cash provided by operations was comprised primarily of net loss of $148,846, a realized loss on trading securities ($353,329), and purchases of trading securities ($196,843), partially offset by unrealized gains on trading securities ($472,180), proceeds from sale of trading securities ($300,198), and depreciation expense ($28,890).

Cash provided by investing activities had no effect on cash and cash equivalents for the nine months ended September 30, 2002.

Cash used by financing activities of $96,660 consisted of $106,660 utilized to repay short-term brokerage loans, partially offset by a $10,000 short-term loan from a major shareholder.

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

                   Part II - OTHER INFORMATION

              Shoshone Silver Mining Company, Inc.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters required submission to security holders for vote during the three months ended September 30, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended
     September 30, 2002.

              Shoshone Silver Mining Company, Inc.


                          SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHOSHONE SILVER MINING CO., INC.
                              ---------------------------------
                                        (Registrant)



Date: November 13, 2002       By   /s/ James I. Scheller
                                --------------------------------
                                James I. Scheller, President