Form 10QSB
period 2004-03-31
SHOSHONE SILVER MINING CO INC
filed 2006-08-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

[               ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________ .

Commission File Number 000-21623

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1176 Big Creek Road, Ste E-106, Kellogg, ID 83837
(Address of principal executive offices) (Zip Code)

(208) 556-1056
(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [               ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [               ] No [               ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of March 31, 2004

Common Stock ($0.10 par value)	17,351,297

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [               ]

FORM 10-QSB
For the Quarter Ended March 31, 2004

PART I - Financial Information

Item 1 - Financial Statements

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 10. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 10.

Shoshone Silver Mining Company
Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$287,764	$17,403
Prepaid Expenses	13,113	--
Other current assets	54,922	5,100
Total current assets	355,799	22,503

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment	1,636,815	1,636,815
Accumulated Depreciation	(1,064,383)	(1,056,525)
Total property, plant and equipment	572,432	580,290

MINERAL AND MINING PROPERTIES	1,036,232	311,218

OTHER ASSETS
Note Receivable	20,225	--
Investments	2,191,635	1,454,159

TOTAL ASSETS	$4,176,323	$2,368,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$635	$6,177
Accrued Expenses and Other Liabilities	561,524	--
Short-Term Loan	1,200	17,100
Total current liabilities	563,359	23,277

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 20,000,000 shares authorized; 17,351,297 and 15,031,940
shares issued and outstanding, respectively	1,735,130	1,503,194
Additional paid-in capital	2,924,330	2,403,306
Treasury stock	(43,246)	(53,358)
Stock Options	12,221	12,221
Accumulated Deficit	(2,941,109)	(2,848,932)
Accumulated other comprehensive income	1,925,638	1,328,462

Total stockholders’ equity	3,612,964	2,344,893

Total liabilities and stockholders’ equity	$4,176,323	$2,368,170

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

REVENUES
Sales	$638	$--
Total Revenues	638	--

COST OF REVENUES	--	--

GROSS PROFIT	638	--

OPERATING EXPENSES
General and administrative	70,059	474
Professional fees	12,010	755
Depreciation	7,858	8,744
Mining expenses	21,945	--
Total Operating Expenses	111,872	9,973

LOSS FROM OPERATIONS	(111,234)	(9,973)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of investments	13,934	202
Lease income	5,100	2,000
Dividend and interest income	21	6
Gain on trading securities	--	--

Total Other Income (Expenses)	19,055	2,208

NET LOSS	(92,179)	(7,763)

OTHER COMPREHENSIVE INCOME

Unrealized holding gain on investments	597,176	--

NET COMPREHENSIVE INCOME (LOSS)	$504,997	$(7,763)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.033	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	15,293,209	10,879,329

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(92,179)	$(7,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,858	8,744
Net (gain) loss on sale of investments	(13,934)	--
Net (gain) loss on sale of marketable securities	--	(202)
Common stock issued for services	12,250	--
Common stock issued on contract for mining properties	(542,500)	--

Change in assets and liabilities:
Prepaid Expenses	(13,113)	--
Other current assets	(49,822)	--
Accounts Payable	(5,542)	--
Accrued expenses and other liabilities	561,524	--

Net cash provided to (used by) operating activities	(135,458)	779

Cash flows from investing activities:
Purchases of investments	(146,749)	--
Proceeds from sales of investments	20,383	3,607
Purchases of mining properties	(25,014)	--

Net cash provided (used) by investing activities	(151,380)	3,607

Cash flows from financing activities:
Common stock issued for cash	636,775	--
Advances on short-term loan	1,200	--
Commissions paid on private placement offering	(63,677)	--
Repayment of short-term loan	(17,100)	(10,000)
Net cash provided (used) by financing activities	557,198	(10,000)

Net increase (decrease) in cash	270,360	(5,614)
Cash, beginning of period	17,403	7,933

Cash, end of period	$287,763	$2,319

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$30	$50

Noncash investing and financing activities:
Common stock issued for mining properties	$157,500	$--
Treasury Stock issued for note receivable	$20,225	$--

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Number	Amount	Additional	Accumulated	Treasury	Stock	Accumulated
	of Shares		Paid-in	Deficit	Stock	Options	Other	Total
			Capital				Comprehensive	Stockholders’
							Income	Equity

Balance, December 31, 2002	10,879,329	$1,087,933	$2,582,084	$(2,749,640)	$(53,358)	$12,221	$--	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)					86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083						62,083
Issuance of stock for mining properties at $0.15 per share	510,000	51,000	25,500					76,500
Stock issued for cash at a price of $0.10 per share	119,000	11,900						11,900
Unrealized holding gain on investments							1,328,462	1,328,462
Net loss for year ending December 31, 2003				(99,292)				(99,292)

Balance, December 31, 2003	15,031,940	1,503,194	2,403,306	(2,848,932)	(53,358)	12,221	1,328,462	2,344,893

Issuance of treasury stock for note			10,112		10,112			20,225
Stock issued for cash at $0.35 per share	1,819,357	181,936	454,839					636,775
Issuance of stock for services at a price of $0.15 per share	20,000	2,000	1,000					3,000
Issuance of stock for mining properties at $0.35 per share	450,000	45,000	112,500					157,500
Issuance of stock for services at a price of $0.10 per share	5,000	500						500
Issuance of stock for services at a price of $0.35 per share	25,000	2,500	6,250					8,750
Commissions paid on private placement offering			(63,677)					(63,677)
Unrealized holding gain on investments							597,176	597,176
Net loss for three months ending March 31, 2004				(92,179)				(92,179)

Balance, March 31, 2004	17,351,297	$1,735,130	$2,924,330	$(2,941,111)	$(43,246)	$12,221	$1,925,638	3,612,962

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Condensed Notes to the Financial Statements

1.	Basis of Presentation:

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Shoshone Silver Mining Company’s (“Shoshone’s”) financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Shoshone’s financial position and results of operations.

2.	Summary of Significant Accounting Policies:

This summary of significant accounting policies is presented to assist in understanding Shoshone’s financial statements. The financial statements and notes rely on the integrity and objectivity of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Investments

Shoshone’s securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in earnings. The fair value of any investments in restricted stock as discounted 35%.

The investments are summarized as follows:

	March 31,	December 31,
	2004	2003

Fair value of investments	$2,191,635	$1,454,159
Gross unrealized gain	1,925,638	1,328,462

Cost	$265,997	$125,697

4.	Commitments and Contingencies

Shoshone is engaged in mineral mining and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration procedures as they relate to mineral mining and the operation thereof.

Although the mineral exploration and mining industries are inherently speculative and subject to complex environmental regulations, Shoshone is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

SHOSHONE SILVER MINING COMPANY
Comparison of the Three Months Ended March 31, 2004 and 2003

          This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

General

          Shoshone Silver Mining Company (“Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company’s name was changed to Shoshone Silver Mining Company. The Company’s year end is December 31

Results of Operations

          Overview. Shoshone recorded a net loss of $92 thousand, or $0.006 per diluted share, for the three months ended March 31, 2004, compared with a net loss of $8 thousand, or $0.001 per diluted share, for the three months ended March 31, 2003. The increase in net loss for the three months ended March 31, 2004, compared with the three months ended March 31, 2003 was primarily due to an increase in operating expenses partially offset by increase in other income.

          Other Income. Other income was $19 thousand and $2 thousand for the three months ended March 31, 2004 and 2003, respectively. The increase for the three months ended March 31, 2004, compared with the three months ended March 31, 2003 was primarily due to increased in net gain realized on sale of investments.

          Operating Expenses. Operating expenses were $112 thousand and $10 thousand for the three months ended March 31, 2004 and 2003, respectively. The higher level of operating expenses was primarily a result of increased general and administrative expenses, professional fees, and mining expenses.

Financial Position

          Assets. At March 31, 2004, Shoshone’s assets were $4.2 million, up $1.8 million from $2.4 million at December 31, 2003.

          Investments. Shoshone’s investment portfolio at March 31, 2004 was $2.2 million, an increase of $0.7 million from the December 31, 2003 balance of $1.5 million. The increase was primarily due continued investment purchases and increases in fair values.

          Mineral and Mining Properties. At March 31, 2004, mineral and mining properties were $1.0 million, up $725 thousand from $311 thousand at December 31, 2003. The increase was primarily due to the acquisition of three additional mining properties during the current quarter.

          Accrued Expenses and Other Liabilities. Accrued Expenses and Other Liabilities increased $562 thousand to $562 thousand at March 31, 2004 from $0.0 thousand at December 31, 2003, primarily due to the accrual for stock to be issued over a contracted period of time for the acquisition of mining properties.

Liquidity and Sources of Funds

          During the three months ended March 31, 2004, cash used in investing activities consisted primarily of the purchase of mining properties and available-for-sale securities in the investment portfolio partially offset by proceeds from sales of available-for-sale securities.. During the same period, cash provided by financing activities consisted primarily of common stock issuances for cash, net of private placement commission, partially offset by repayment of short-term loan.

Capital Resources

          Shoshone’s total stockholders’ equity was $3.6 million at March 31, 2004 compared with $2.3 million at December 31, 2003. The increase in total stockholders’ equity was primarily due to common stock issued for cash through a private placement offering and other common stock issued for services and acquisition of mining properties. Stockholders’ equity was 86.5% of total assets at March 31, 2004 compared with 99.0% at December 31, 2003.

          At March 31, 2004, Shoshone had an unrealized gain of $1.9 million, net of related income taxes, on investments classified as available for sale. At December 31, 2003, Shoshone had an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

Forward-Looking Statements

          From time to time, Shoshone and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are contained in this report and may be contained in other documents that Shoshone files with the Securities and Exchange Commission. Such statements may also be made by Shoshone and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

          Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, which could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.

Item 3 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of March 31, 2004, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

          Changes in Internal Controls

          There have not been any significant changes in Shoshone’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers’ evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II – Other Information

Item 4 - Legal Proceedings

          On or about February 17, 2004, Shoshone Silver Mining Company filed a Complaint in the District Court for the First Judicial District of the State of Idaho, in and for the county of Bonner against Ted Bruck, dba Bruck Construction. Shoshone Silver Mining Company seeks to terminate the existing lease held by Mr. Bruck of Shoshone’s Lakeview mill property for good cause.

Item 5 - Changes in Securities and Use of Proceeds

          Not applicable.

Item 6 - Defaults Upon Senior Securities

Not applicable.

Item 7 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 8 - Other Information

Not applicable.

Item 9 - Exhibits and Reports on Form 8-K

(a)
Exhibit No.	Exhibit

3.1	Articles of Incorporation of Shoshone. (*)

3.2	Bylaws of Shoshone. (*)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	The Registrant has no outstanding long-term debt.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K. During the quarter ended March 31, 2004, there were no reports filed on Form 8-K.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY
(Registrant)

August 2, 2006	By:	/s/ Lex Smith
Date		Lex Smith
President
and Chief Executive Officer

August 2, 2006	By:	/s/ Carol Stephan
Date		Carol Stephan
Secretary
and Chief Financial Officer