Form 10QSB
period 2004-06-30
SHOSHONE SILVER MINING CO INC
filed 2006-08-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of June 30, 2004
Common Stock ($0.10 par value)	17,393,797

Transitional Small Business Disclosure Format (check one): Yes [ x ] No [           ]

FORM 10-QSB
For the Quarter Ended June 30, 2004

i

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

Shoshone Silver Mining Company
Balance Sheets

		December
	June 30,	31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,599	$17,403
Prepaid Expenses	18,215	--
Other current assets	46,163	5,100
Total current assets	154,977	22,503

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment	1,636,815	1,636,815
Accumulated Depreciation	(1,072,241)	(1,056,525)
Total property, plant and equipment	564,574	580,290

MINERAL AND MINING PROPERTIES	1,116,271	311,218

OTHER ASSETS
Note Receivable	20,225	--
Investments	1,493,211	1,454,159

TOTAL ASSETS	$3,349,258	$2,368,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$635	$6,177
Accrued Expenses and Other Liabilities	542,500	--
Short-Term Loan	1,200	17,100
Total current liabilities	544,335	23,277

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 20,000,000 shares authorized; 17,393,797 and
15,031,940 shares issued and outstanding, respectively	1,739,380	1,503,194
Additional paid-in capital	2,944,167	2,403,306
Treasury stock	(39,246)	(53,358)
Stock Options	12,221	12,221
Accumulated Deficit	(3,021,736)	(2,848,932)
Accumulated other comprehensive income	1,170,137	1,328,462

Total stockholders’ equity	2,804,923	2,344,893

Total liabilities and stockholders’ equity	$3,349,258	$2,368,170

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

REVENUES
Sales	$--	$--	$638	$--
Total Revenues	--	--	638	--

COST OF REVENUES	--	--	--	--

GROSS PROFIT	--	--	638	--

OPERATING EXPENSES
General and administrative	47,994	2,862	118,053	3,336
Professional fees	3,739	9,995	15,749	10,750
Depreciation	7,858	8,743	15,716	17,487
Mining expenses	21,207	--	43,152	--
Total Operating Expenses	80,798	21,600	192,670	31,573

LOSS FROM OPERATIONS	(80,798)	(21,600)	(192,032)	(31,573)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of investments	--	--	13,934	--
Lease income	--	3,000	5,100	5,000
Dividend and interest income	172	--	193	6
Net gain (loss) on sale of marketable securities	--	--	--	199

Total Other Income (Expenses)	172	3,000	19,227	5,209

NET LOSS	(80,626)	(18,600)	(172,805)	(26,364)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding income (loss) on investments	(755,501)	--	(158,325)	--

NET COMPREHENSIVE INCOME (LOSS)	$(836,127)	$(18,600)	$(331,130)	$(26,364)

INCOME (LOSS) PER COMMON SHARE – BASIC
AND DILUTED	$(0.053)	$(0.002)	$(0.021)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC AND
DILUTED	15,888,817	11,298,026	15,888,817	11,298,026

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(172,805)	$(26,364)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,716	17,487
Net (gain) loss on sale of investments	(13,934)	(4)
Net (gain) loss on sale of marketable securities	--	(199)
Common stock issued for services	26,250	--
Common stock issued on contract for mining properties	(542,500)	--

Change in assets and liabilities:
Prepaid Expenses	(18,215)	--
Other current assets	(41,063)	(102,000)
Accounts Payable	(5,542)	1,735
Accrued expenses and other liabilities	542,500	400

Net cash provided (used) by operating activities	(209,593)	(108,945)

Cash flows from investing activities:
Purchases of investments	(203,825)	--
Proceeds from sales of investments	20,382	--
Purchases of mining properties	(105,053)	--
Purchase of marketable securities	--	(1,967)

Net cash provided (used) by investing activities	(288,496)	(1,967)

Cash flows from financing activities:
Common stock issued for cash	651,650	--
Advances on short-term loan	1,200	27,000
Commissions paid on private placement offering	(64,465)	--
Repayment of short-term loan	(17,100)	(5,000)
Net cash provided (used) by financing activities	571,285	108,200

Net increase (decrease) in cash	73,196	(2,712)
Cash, beginning of period	17,403	7,933

Cash, end of period	$90,599	$5,221

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$30	$--

Noncash investing and financing activities:
Common stock issued for mining properties	$157,500	$--
Treasury stock issued for note receivable	$20,225	$--

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Number	Amount	Additional	Accumulated	Treasury	Stock	Accumulated
	of Shares		Paid-in	Deficit	Stock	Options	Other	Total
			Capital				Comprehensive	Stockholders’
							Income	Equity

Balance, December 31, 2002	10,879,329	$1,087,933	$2,582,084	$(2,749,640)	$(53,358)	$12,221	$--	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)					86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083						62,083
Issuance of stock for mining properties at $0.15 per share	510,000	51,000	25,500					76,500
Stock issued for cash at a price of $0.10 per share	119,000	11,900						11,900
Unrealized gain on available for sale securities							1,328,462	1,328,462
Net loss for year ending December 31, 2003				(99,292)				(99,292)

Balance, December 31, 2003	15,031,940	1,503,194	2,403,306	(2,848,932)	(53,358)	12,221	1,328,462	2,344,893

Stock issued for cash at $0.35 per share	1,861,857	186,186	465,464					651,650
Issuance of stock for services at a price of $0.15 per share	20,000	2,000	1,000					3,000
Issuance of stock for mining properties at $0.35 per share	450,000	45,000	112,500					157,500
Issuance of stock for services at a price of $0.10 per share	5,000	500						500
Issuance of stock for services at a price of $0.35 per share	25,000	2,500	6,250					8,750
Issuance of treasury stock for promissory note			10,113		10,112			20,225
Issuance of treasury stock for services at a price of $0.35 per share			10,000		4,000			14,000
Commissions paid on private placement offering			(64,465)					(64,465)
Unrealized gain (loss) on available for sale securities							(158,325)	(158,325)
Net loss for six months ending June 30, 2004				(172,805)				(172,805)

Balance, June 30, 2004	17,393,797	$1,739,380	$2,944,168	$(3,021,737)	$(39,246)	$12,221	$1,170,137	$2,804,923

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Condensed Notes to the Financial Statements

1.	Basis of Presentation:

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

The investments are summarized as follows:

	June 30,	December
	2004	31, 2003

Fair value of investments	$1,493,211	$1,454,159
Gross unrealized gain	1,170,137	1,328,462

Cost	$323,074	$125,697

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

Item 2 - Management’s Discussion and Analysis or Plan of Operation

SHOSHONE SILVER MINING COMPANY
Comparison of the Three and Six Months Ended June 30, 2004 and 2003

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

     Overview. Shoshone recorded a net loss of $81 thousand, or $0.005 per diluted share, for the three months ended June 30, 2004, compared with a net loss of $19 thousand, or $0.002 per diluted share, for the three months ended June 30, 2003. Shoshone recorded a net loss of $173 thousand, or $0.01 per diluted share, for the six months ended June 30, 2004, compared with a net loss of $26 thousand, or $0.002 per diluted shares, for the six months ended June 30, 2004. The increase in net losses for both periods reflected an increase operating expenses partially offset by increases in other income.

     Other Income. Other income was $0.2 thousand and $3 thousand for the three months ended June 30, 2004 and 2003, respectively. Other income was $19 thousand and $5 thousand for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to net gain realized on sale of investments.

     Operating Expenses. Operating expenses were $81 thousand and $22 thousand for the three months ended June 30, 2004 and 2003, respectively. Operating expenses were $193 thousand and $32 thousand for the six months ended June 30, 2004 and 2003, respectively. The higher level of operating expenses was primarily a result of increased general and administrative expenses, professional fees, and mining expenses.

Financial Position

     Assets. At June 30, 2004, Shoshone’s assets were $3.3 million, up $0.9 million from $2.4 million at December 31, 2003.

     Investments. Shoshone’s investment portfolio at June 30, 2004 was $1.5 million, an increase of $0.0 million from the December 31, 2003 balance of $1.5 million.

     Mineral and Mining Properties. At June 30, 2004, mineral and mining properties were $1.1 million, up $805 thousand from $311 thousand at December 31, 2003. The increase was primarily due to acquisitions of three mining properties during the first quarter of 2004.

     Accrued Expenses and Other Liabilities. Accrued Expenses and Other Liabilities increased $543 thousand to $543 thousand at June 30, 2004 from $0.0 thousand at December 31, 2003, primarily due to the accrual for stock to be issued over a contracted period of time for the acquisition of mining properties.

Liquidity and Sources of Funds

     During the six months ended June 30, 2004, cash used in investing activities consisted primarily of the purchase of available-for-sale securities in the investment portfolio and mining properties, partially offset by proceeds from sale of investments. During the same period, cash provided by financing activities consisted primarily of common stock issuances for cash, net of private placement commission, partially offset by repayment of short-term loan.

Capital Resources

     Shoshone’s total stockholders’ equity was $2.8 million at June 30, 2004 compared with $2.3 million at December 31, 2003. The increase in total stockholders’ equity was primarily due to common stock issued for cash through a private placement offering and other common stock issued for services and acquisition of mining properties. Stockholders’ equity was 83.7% of total assets at June 30, 2004 compared with 99.0% at December 31, 2003.

     At June 30, 2004, Shoshone had an unrealized gain of $1.2 million, net of related income taxes, on investments classified as available for sale. At December 31, 2003, Shoshone had an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

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

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of June 30, 2004, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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

None.

Item 5 - Changes in Securities and Use of Proceeds

Not applicable.

Item 6 - Defaults Upon Senior Securities

Not applicable.

Item 7 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 8 - Other Information

Not applicable.

Item 9 - Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit

	3.1	Articles of Incorporation of Shoshone. (*)

	3.2	Bylaws of Shoshone. (*)

	4.1	Reference is made to Exhibits 3.1 and 3.2.

	4.2	The Registrant has no outstanding long-term debt.

	31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. During the quarter ended June 30, 2004, there were no reports filed on Form 8-K.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING
COMPANY
(Registrant)

August 2, 2006	By:	/s/ Lex Smith
Date		Lex Smith
President
and Chief Executive Officer

August 2, 2006	By:	/s/ Carol Stephan
Date		Carol Stephan
Secretary/Treasurer
and Chief Financial Officer