Form 10QSB
period 2004-09-30
SHOSHONE SILVER MINING CO INC
filed 2006-08-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

[               ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of September 30, 2004

Common Stock ($0.10 par value)	17,393,797

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [               ]

FORM 10-QSB
For the Quarter Ended September 30, 2004

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

Shoshone Silver Mining Company
Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,682	$17,403
Prepaid Expenses	--	--
Inventory	3,450	--
Other current assets	99,514	5,100
Total current assets	177,646	22,503

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment	1,636,815	1,636,815
Accumulated Depreciation	(1,080,100)	(1,056,525)
Total property, plant and equipment	556,715	580,290

MINERAL AND MINING PROPERTIES	1,116,271	311,218

OTHER ASSETS
Note Receivable	20,225	--
Investments	1,465,632	1,454,159

TOTAL ASSETS	$3,336,489	$2,368,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$15,197	$6,177
Accrued Expenses and Other Liabilities	542,500	--
Short-Term Loan	10,500	17,100
Total current liabilities	568,197	23,277

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 20,000,000 shares authorized; 17,393,797 and 15,031,940
shares issued and outstanding, respectively	1,739,380	1,503,194
Additional paid-in capital	2,944,167	2,403,306
Treasury stock	(39,246)	(53,358)
Stock Options	12,221	12,221
Accumulated Deficit	(3,041,059)	(2,848,932)
Accumulated other comprehensive income	1,152,829	1,328,462

Total stockholders’ equity	2,768,292	2,344,893

Total liabilities and stockholders’ equity	$3,336,489	$2,368,170

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUES
Sales	$39,325	$40,169	$39,963	$40,169
Total Revenues	39,325	40,169	39,963	40,169

COST OF REVENUES	--	--	--	--

GROSS PROFIT	39,325	40,169	39,963	40,169

OPERATING EXPENSES
General and administrative	24,158	71,949	142,211	75,284
Professional fees	8,401	23,207	24,150	33,957
Depreciation	7,858	8,743	23,575	26,231
Mining expenses	45,418	4,000	88,570	4,000
Total Operating Expenses	85,835	107,899	278,506	139,472

LOSS FROM OPERATIONS	(46,510)	(67,730)	(238,543)	(99,303)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of investments	21,835	4,970	35,770	4,974
Lease income	5,150	(850)	10,250	4,150
Dividend and interest income	206	1	398	7
Net gain (loss) on sale of marketable securities	--	--	--	199

Total Other Income (Expenses)	27,191	4,121	46,418	9,330

NET LOSS	(19,319)	(63,609)	(192,125)	(89,973)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding income (loss) on investments	(17,308)	1,044,511	(175,633)	1,044,511

NET COMPREHENSIVE INCOME (LOSS)	$(36,627)	$980,902	$(367,758)	$954,538

INCOME (LOSS) PER COMMON SHARE – BASIC AND
DILUTED	$(0.002)	$0.08	$(0.022)	$0.08

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	16,492,403	12,119,692	16,492,403	12,119,692

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(192,125)	$(63,609)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,575	26,231
Net (gain) loss on sale of investments	(35,770)	(4,974)
Net (gain) loss on sale of marketable securities	--	(199)
Common stock issued for services	26,250	62,083
Common stock issued on contract for mining properties	(542,500)	--

Change in assets and liabilities:
Prepaid Expenses	--	--
Inventory	(3,450)	--
Other current assets	(94,414)	--
Accounts Payable	9,016	3,406
Accrued expenses and other liabilities	542,500	2,400

Net cash provided (used) by operating activities	(266,918)	25,338

Cash flows from investing activities:
Purchases of investments	(207,063)	(112,627)
Proceeds from sales of investments	55,727	6,692
Purchases of mining properties	(105,053)	--
Purchase of marketable securities	--	--

Net cash provided (used) by investing activities	(256,389)	(105,935)

Cash flows from financing activities:
Common stock issued for cash	651,650	86,200
Advances on short-term loan	10,500	27,000
Commissions paid on private placement offering	(64,465)	--
Repayment of short-term loan	(17,100)	(7,500)
Net cash provided (used) by financing activities	580,585	105,700

Net increase (decrease) in cash	57,278	25,103
Cash, beginning of period	17,403	7,933

Cash, end of period	$74,681	$33,036

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$30	$128

Noncash investing and financing activities:
Common stock issued for mining properties	$157,500	$76,500
Treasury stock issued for note receivable	$20,225	$--

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
	Number	Amount	Additional	Accumulated	Treasury	Stock	Accumulated
	of Shares		Paid-in	Deficit	Stock	Options	Other	Total
			Capital				Comprehensive	Stockholders’
							Income	Equity

Balance, December 31, 2002	10,879,329	$1,087,933	$2,582,084	$(2,749,640)	$(53,358)	$12,221	$--	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)					86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083						62,083
Issuance of stock for mining properties at $0.15 per share	510,000	51,000	25,500					76,500
Stock issued for cash at a price of $0.10 per share	119,000	11,900						11,900
Unrealized gain on available for sale securities							1,328,462	1,328,462
Net loss for year ending December 31, 2003				(99,292)				(99,292)

Balance, December 31, 2003	15,031,940	1,503,194	2,403,306	(2,848,932)	(53,358)	12,221	1,328,462	2,344,893

Stock issued for cash at $0.35 per share	1,861,857	186,186	465,464					651,650
Issuance of stock for services at a price of $0.15 per share	20,000	2,000	1,000					3,000
Issuance of stock for mining properties at $0.35 per share	450,000	45,000	112,500					157,500
Issuance of stock for services at a price of $0.10 per share	5,000	500						500
Issuance of stock for services at a price of $0.35 per share	25,000	2,500	6,250					8,750
Issuance of treasury stock for promissory note			10,113		10,112			20,225
Issuance of treasury stock for services at a price of $0.35 per share			10,000		4,000			14,000
Commissions paid on private placement offering			(64,465)					(64,465)
Unrealized gain (loss) on available for sale securities							(175,633)	(175,633)
Net loss for nine months ending September 30, 2004				(192,125)				(192,125)

Balance, September 30, 2004	17,393,797	$1,739,380	$2,944,168	$(3,041,057)	$(39,246)	$12,221	$1,152,829	$2,768,295

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Condensed Notes to the Financial Statements

1.	Basis of Presentation:

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

The investments are summarized as follows:

	September 30, 2004	December 31, 2003

Fair value of investments	$1,465,632	$1,454,159
Gross unrealized gain	1,152,829	1,328,462

Cost	$312,803	$125,697

4.	Commitments and Contingencies

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

Item 2 - Management’s Discussion and Analysis or Plan of Operation

SHOSHONE SILVER MINING COMPANY
Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

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

          Overview. Shoshone recorded a net loss of $19 thousand, or $0.001 per diluted share, for the three months ended September 30, 2004, compared with a net loss of $64 thousand, or $0.005 per diluted share, for the three months ended September 30, 2003. Shoshone recorded a net loss of $192 thousand, or $0.01 per diluted share, for the nine months ended September 30, 2004, compared with a net loss of $90 thousand, or $0.007 per diluted shares, for the nine months ended September 30, 2004. The increase in net losses for both periods reflected an increase operating expenses partially offset by increases in other income.

          Other Income. Other income was $27 thousand and $4 thousand for the three months ended September 30, 2004 and 2003, respectively. Other income was $46 thousand and $9 thousand for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to net gain realized on sale of investments and lease income.

          Operating Expenses. Operating expenses were $86 thousand and $108 thousand for the three months ended September 30, 2004 and 2003, respectively. Operating expenses were $279 thousand and $139 thousand for the nine months ended September 30, 2004 and 2003, respectively. The higher level of operating expenses was primarily a result of increased general and administrative expenses and mining expenses.

Financial Position

          Assets. At September 30, 2004, Shoshone’s assets were $3.3 million, up $0.9 million from $2.4 million at December 31, 2003.

          Investments. Shoshone’s investment portfolio at September 30, 2004 was $1.5 million, an increase of $0.0 million from the December 31, 2003 balance of $1.5 million.

          Mineral and Mining Properties. At September 30, 2004, mineral and mining properties were $1.1 million, up $805 thousand from $311 thousand at December 31, 2003. The increase was primarily due to acquisitions of three mining properties during the first quarter of 2004.

          Accrued Expenses and Other Liabilities. Accrued Expenses and Other Liabilities increased $543 thousand to $543 thousand at September 30, 2004 from $0.0 thousand at December 31, 2003, primarily due to the accrual for stock to be issued over a contracted period of time for the acquisition of mining properties.

Liquidity and Sources of Funds

          During the nine months ended September 30, 2004, cash used in investing activities consisted primarily of the purchase of available-for-sale securities in the investment portfolio and mining properties, partially offset by proceeds from sale of investments. During the same period, cash provided by financing activities consisted primarily of common stock issuances for cash, net of private placement commission, partially offset by repayment of short-term loan.

Capital Resources

          Shoshone’s total stockholders’ equity was $2.8 million at September 30, 2004 compared with $2.3 million at December 31, 2003. The increase in total stockholders’ equity was primarily due to common stock issued for cash through a private placement offering and other common stock issued for services and acquisition of mining properties. Stockholders’ equity was 83.0% of total assets at September 30, 2004 compared with 99.0% at December 31, 2003.

          At September 30, 2004, Shoshone had an unrealized gain of $1.1 million, net of related income taxes, on investments classified as available for sale. At December 31, 2003, Shoshone had an unrealized gain of $1.3 million, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

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