Form 10KSB
period 2004-12-31
SHOSHONE SILVER MINING CO INC
filed 2006-08-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to _________.

Commission file number ________________

SHOSHONE SILVER MINING COMPANY
(Name of small business issuer in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1176 Big Creek Road, Suite E-106, Kellogg Idaho	83837
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (208) 556-1056

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.10
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [               ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [               ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $ 131,250

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.):

(ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [               ] No [               ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

17,393,797 shares outstanding as of December 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [               ]

ii

FORM 10-KSB
For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

iii

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended December 31, 2004, may contain forward looking statements. These include statements regarding our intent, belief or expectations, or the intent, belief or expectations of our directors or officers with respect to:

  Our ability to generate revenues or find alternative sources of capital;
  Our ability to successfully establish mining operations and profitably produce platinum group or other metals at Shoshone’s properties;
  Our ability to maintain good title to our claims;
  Our ability to comply with existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, and environmental laws; and
  Our ability to retain key employees.

Also, whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict” or similar expressions, we are making forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation:

  Whether our properties are found to contain commercially viable quantities of minerals;
  The impact of changes in the economy, including the liquidity of precious metals markets, on us;

  Changes in political and economic conditions in major metals producing regions, causing fluctuations in the precious metals markets;
  Inability to fund diligence work at Shoshone’s properties required to secure Shoshone’s rights under Shoshone’s unpatented mining claims;
  Compliance with and changes to regulations within the exploration, development and mining industries, such as regulations relating to taxes, royalties, land tenure and land use;
  Compliance with and changes to environmental regulations;
  Challenges to the validity of Shoshone’s unpatented mining claims by the government or third parties;
  Competition within the exploration, development and mining industries; and
  Changes in federal, state and local legislation.

These unexpected results could occur due to many different circumstances, some of which are beyond Shoshone’s control, such as changes in regulations and changes in the capital markets or the economy generally.

Forward looking statements are only expressions of our present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read these cautionary statements as being applicable to all forward looking statements wherever they appear. We assume no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

          Shoshone Silver Mining Company (“Shoshone") is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969, and subsequently changed its name to Shoshone Silver Mining Company on January 22. 1970. The company was formed to explore, develop and produce precious metals with a focus on northern Idaho and initially Canada. The Company in the late 1990's was unable to produce economically from its Lakeview property and elected to concentrate more on exploration activities in Idaho but also increasingly other western states and Mexico. In 2004, we formed a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating our Mexico property explorations and future operations.

          We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for platinum group metals. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Idaho, Montana, Arizona and Mexico. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income or cash flow.

          As used in this registration statement, "SHOHSONE MINING," "SHOSHONE," "OUR COMPANY," "WE" and "OUR" refer to Shoshone Silver Mining Company.

EXPLORATION PROPERTIES

Exploration Properties

Property/Project	Location	Acres	Description
Idaho Lakeview	S15,22,26,27,28,29,32,33 ,34 & 35, T53N, R1W	600	Patented (10) and un-patented (15) lode claims
Shoshone	S13,14,15, T47N, R5E	79	Patented (5) lode claims
Bullion	S18,19,20,21, T47N, R6E	132.5	Patented (7) and un-patented (2) lode claims
Auxer Mine	S20, 29, T57N, R02E	40	Un-patented (2) lode claims
Lucky Joe	S16, T55N, R1W	40	Un-patented (2) lode claims

Regal Mine	S31,T6N, R2E	80	Un-patented (4) lode claims
Stillwater Extension	S2,3,11 T6S, R16E	200	Un-patented (10) lode claims
Arizona Goldfield	S3,10 T19N, R20W	80	Un-patented (4) lode claims
Gold Road Claims	S7,12,14 T19N, R20W	320	Un-patented (16) lode claims
Confed Claims Lease	S15, T53N, R1W	240	Un-patented (6) lode claims
Mexican Exploration Properties	State of Sonora

We currently own 11 metals mineral exploration properties and have the right to acquire two such properties. These properties are described below. See "Property Location Maps" for maps showing the location of each property.

Idaho Lakeview Group

The Company has a group of patented and unpatented properties commonly referred to as the Idaho Lakeview Group located contiguously around an area of Bonner County near the Shoshone milling facility.

Location and Access:

The claims are in Sections 15, 22, 26, 27, 28, 29, 32, 33, 34, and 35 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District.

Land Status:

The Idaho Lakeview Group consists of the following:

The Weber Group consists of six patented and five unpatented lode mining claims.

The Idaho Lakeview and Keep Cool Group consists of 4 patented and 10 unpatented lode mining claims

On June 6, 2000, the Company signed a lease with a private party which consisted of the following terms: to lease the mill and patented claims for 25 years with two extensions possible, to pay $3,000 per month and a 5% royalty on any milled material, and to maintain and operate the facility with the proper regulations which include, by definition for a mining facility, MSHA regulations.

In May 2002, the Company wrote to this party indicating that he was in default of the lease. After some negotiation, the Company agreed to an amended lease effective May 1, 2002. The amended lease provided for reduced monthly lease payments of $1,000, of which only two months were paid.

The Company declared the lessee in default again on May 30, 2003, and the matter was turned over to corporate counsel to handle in June 2003 (see "Legal Proceedings".)

We believe that we will recover full access to the property within a period of months.

Geology:

The Lakeview properties lie within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft.

Exploration History:

Initial discoveries of mineralization in the Lakeview District were made in 1888 near the site of the Weber Mine. Additional discoveries were made throughout the Pend Oreille Lake region and the Lakeview District was at that time included in the Pend Oreille Mining district, and so early production records are unknown.

In 1924 the Venezwela group of claims was taken over by the Hewer Mining Company and became what is now known as the Lakeview Mine. An internal shaft was eventually sunk to the 1400 ft level and between 1923 and 1943 the Lakeview mine produced 24,500 tons of ore.

In 1962 Sunshine Mining Company became interested in the district, and signed an agreement with Idaho-Lakeview Mines, the successor to Hewer Mining Company, and acquired a 50% interest in the Keep Cool and Idaho Lakeview mines. The combined properties became the Lakeview Consolidated Silver Mines, Inc.

Sunshine, in order to maintain its interest conducted assessment work on the properties including surface excavations, drill holes and underground work.

In 1978 a bulldozer trenching discovered another surface zone of mineralization 2,000 ft northeast of the Weber Pit. It exposed a vein 10-12 ft. wide and 135 ft long. This vein was mined during the early 1980’s.

In 1987, Shoshone rehabilitated the Keep Cool Mine, and drove 200ft of new workings towards a vein drilled by Sunshine Mining Company in 1970.

A limited amount of material was removed from the Weber Pit in the late 1970’s early 1980’s. Exact quantities are unknown.

Exploration Plans:

Shoshone is planning renewed exploration for the Lakeview District properties.

  Rehabilitation of the Idaho Lakeview Main level
  Underground drilling from the Idaho Lakeview main level to intercept high-grade vein discovered at depth by Sunshine Mining Company, to intersect and define high grade vein on the 700, 1200, and 1400 levels.
  Surface geophysics to located additional surface supergene enriched zones that can be easily extracted and exploited for fast capital generation.
  Conduct a study to rehabilitate the mill to handle Lakeview, Regal, and Lucky Joe ores
  Regional airborne geophysics.

Impairment:

Although there has been continuing lack of progress of the lessee in developing the property, when compared to the market value of the property, the deferred costs of $266,218 have not suffered impairment. Accordingly, as of December 31, 2003, the Company does not consider a write-down to the carrying cost necessary.

Shoshone Group

The Company has a group of patented lode claims commonly referred to as the Shoshone Group located contiguously around an area within the St. Joe Mining District in Shoshone County, Idaho.

Location and Access:

The claims are in Sections 13, 14, and 15 of Township 47 North, Range 5 East. From the city of Coeur d'Alene, Idaho, travel approximately 45 miles East on Interstate 90, to exit # 63. Turn south on to Willow Creek Road. Travel south of willow creek road for 1 mile. Several secondary roads access this property.

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 79.4 acres in the St. Joe Mining District.

Geology:

The rocks in the claim group belong to the Precambrian lower Wallace formation, consisting of light-grey dolomitic quartzite interbedded with greenish-grey argillites. Ripple marks and mud cracks are visible on bedding surfaces. Thee rocks are intruded by Tertiary aged diabase dikes.

The claim group is located within a fault block bounded by the Osburn fault to the north and the Placer Creek fault to the south, and covers three vein structures known as the Champion, Helena and Link veins.

The Champion vein extends from the Springfield Mine to the Bullion Mine six miles to the east, passing though both the Shoshone and Bullion properties.

Exploration History:

The Shoshone claim group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana border. This property covers several prospect pits and other historic mine workings. This property has been leased to Sterling Mining Company

The Shoshone claim group was the subject of considerable interest and speculation in the early 1980s as Anaconda Minerals drilled the property. Surface outcrop, including a vein structure 7,000 feet long and up to 80 feet wide, along with “enormous geological anomalies” shown in soil and vegetation sampling by the USGS, led geologists to believe that substantial silver mineralization might be found at depth. In fact, USGS geologists then theorized that the largest silver deposits in Idaho’s “Silver Valley” might be found in its southeast corner.

Anaconda drilled four exploratory holes near the property boundary shared with Stevens Peak Mining, in an effort to locate a site for deeper drilling. One of the holes was sufficiently encouraging to justify its continuation and was planned to extend to depths reaching 6, 000 feet, targeting the Champion Vein, deep in the Revett formation. However, the planned hole was collared at just over 3,000 feet and although core samples confirmed earlier projections about geology and structure at depth, the program was never completed.

Bear Creek Mining Company leased the Shoshone group property in 1981. The company conducted surface geological and geo-chemical surveying.

In 2002, Shoshone Silver Mining Company re-evaluated the Shoshone Group of claims.

Exploration Plans:

There are no plans to conduct any exploration on the Company’s Shoshone properties while the property is under lease to Sterling Mining Co. or until a due diligence study is completed on them.

Impairment:

The deferred costs of this property totaled $17,500, which was written-off in prior years as an exploration expense.

Bullion Group

The Company has a group of patented and unpatented properties commonly referred to as the Bullion Group located contiguously within the St. Joe Mining District in eastern Shoshone County, Idaho.

Location and Access:

The claims are in Section 20 and 21 of Township 47 North, Range 6 East. From the city of Coeur d'Alene, Idaho, travel approximately 50 miles East on Interstate 90, to exit # 1 (TAFT exit). Turn on to USFS Road 507, following it for 7 miles. The bullion claim group is accessed by newly cut logging roads from USFS road 507.

Land Status:

The Bullion group consists of 7 patented and 2 unpatented lode claims totaling 132.5 acres.

Geology:

The rocks in the claim group are the same geologic setting as for the Shoshone group of claims belonging to the Precambrian lower Wallace formation.

The claim group, as is the case of the Shoshone group, is located within a fault block bounded by the Osburn fault to the north and the Placer Creek fault to the south, and covers three vein structures known as the Champion, Helena and Link veins.

The Bullion Property covers the Bullion Mine workings, located on the Champion Vein.

Exploration History:

The Bullion claim group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana Border. The property has been leased to Sterling Mining Company.

Bear Creek Mining Company leased the Bullion Group property in 1981. The company conducted surface geological and geo-chemical surveying.

In 2002, Shoshone Silver Mining Company re-evaluated the Bullion Group of claims.

Exploration Plans:

There are no plans to conduct any exploration on the Shoshone’s Bullion property while under lease to Sterling Mining Company, or -until a due diligence study is completed on them.

Impairment:

This property was acquired as part of a settlement of a promissory note owed to the Company. The value of the property was included as an exploration expense in a prior year.

Auxer Property

The Auxer Mine is a formerly producing precious metal mine located in Bonner County, Idaho.

Location and Access:

The Auxer Mine property is located in Bonner County, Idaho, about 3.5 miles northeast of East Hope, Idaho and about 10 miles north of Clark Fork, Idaho within S20, 29 T57N, R02E.

The property can be accessed by logging roads leading north from Clark Fork, Idaho along Lightning Creek for 11 miles; then by four miles of logging roads and mine access road to the headwaters of Wellington Creek. The property can also be accessed by five miles of gravel roads leading north from East Hope, Idaho along Strong Creek.

Land Status:

The area covered by the Auxer claims is under Bureau of Land Management (BLM) jurisdiction.

The Auxer property consists of eleven contiguous unpatented mining claims.

Geology:

The Auxer Mines area is located on the north slope of the Auxer Basin, a glacial cirque, at elevations that range from 5,200 to 6,000 feet above sea-level. Vegetation consists of dense stands of conifers, with areas of talus cover on the northwesterly portions of the claim area. Soil depth on the property ranges from bedrock exposure to roughly ten inches deep.

Argillaceous quartzites of the Pre-Cambrian Belt Series intruded by granodiorite underlie the claims. The Prichard formation is exposed in talus material along the northwesterly boundary of the claims.

There are two main gold bearing quartz veins, the Boston and Chicago veins.

The Boston Vein can be traced for several thousand feet on the surface. It is a 14-15 foot wide shear zone at the surface, but widens to 25 feet at a depth of 200 feet. The quartz vein contains gold, associated with the pyrite. A grab sample taken from a 12- inch wide pyrite rich quartz lens assayed 1.2 oz/t gold and 4.0 oz/t silver. Only 50 feet of this vein has been explored at the surface.

The Chicago Vein is located 500 feet south of the Boston Shaft and occurs within a shear zone parallel to the Boston Vein. The vein is of the same character as the Boston Vein, but has not been explored on the surface. A 40 inch wide channel sample was taken on the surface by John Plats in 1936, assaying 0.60 oz/t gold.

Exploration History:

E.U. Philbrick staked the main Auxer claims in 1905. In 1925, the Auxer Gold Mines was organized, and by 1933 most of the Auxer claims were deeded to Auxer Gold Mines.

In 1968, Auxer Gold Mines, Inc. was purchased by Spokane National Mines, Inc. In 1972, the property was sold to Idora Silver Mines, Inc. and later relinquished its interest. Ashington Mining Company staked two claims in 1999.

In September 2003, Shoshone Silver Mining Company acquired the property from Ashington Mining Company for $22,500.

Exploration Plans:

The following are recommended for the exploration of the Auxer claims:

  Surface geological mapping of surface exposure of veins
  Geochemical sampling of surface and underground vein exposures
  Underground geological mapping of mine workings (if accessible)
  Systematic sampling of underground vein exposures (if accessible)
  Location of surface and underground drill sites

Impairment:

As of December 31, 2003, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, the Company does not consider a write-down to the carrying cost necessary.

Lucky Joe

Location and Access:

The Lucky Joe silver-gold property is located in Bonner County, in Sections 1 and 6, T. 55N, R1W. These holdings are located in Bonner County, Idaho approximately 1 mile northwest of Talache Landing, and 12 miles southeast of Sandpoint, via U.S. Highway 95 and the Mirror Lake Road.

Land Status:

The property consists of 2 unpatented mining claims covering 40 acres of Bureau of Land Management (BLM) land.

Geology:

Steep slopes that are heavily timbered characterize the topography of the area. Altitudes vary from 2,060 feet on the shore of Pend Oreille Lake to more than 4,100 feet in the northwestern portion of the property. The property is dominated by coniferous forest, with large areas of open meadow grassland in areas where soil cover is too thin to support conifer trees.

The rocks exposed in the vicinity of the property consist of argillites, silites, and quartizes of the Precambrian Belt Super-group. In the vicinity of the Lucky Joe property the rocks display an overall tendency to become less calcareous and more clastic with depth. The property is situated on the west limb of a syncline whose axis strikes nearly due north. Two prominent fracture directions are observed within the property boundaries. These include a set that strikes nearly north-south and dips from 80 degrees west to 45 degrees east and a set which strikes approximately east-west and dips from 45 degrees south to 45 degrees north. Most of the prominent mineralization in the area follows north-striking fractures.

Mineralization of economic significance occurs as veins contained in numerous faults and shear zones within the area. The veins occur as lenses, pipes, and shoot within the faults and vary considerably in size, grade, and continuity. They improve in width and grade where they are cut and offset by east-west striking cross faults. A report written by A.H. Burroughs, Jr. for Armstead Mines, Inc. in 1921 lists the mine’s reserves at 84,510 tones averaging 19.3 oz/t silver and 0.10 oz/t gold.

Exploration History:

The first claims were staked in the area in the early 1890’s. In 1922, the Talache mine was developed and production was initiated and continued until late 1926. Although no accurate record exists of total production, it has been estimated that the Talache mine produced approximately two million ounces of silver and some gold, lead, and copper. Zinc, although present, was not recovered. The operation may have ceased due to the decreasing silver price and the fact that the mineralized zone was found to extend off of the Talache property along strike.

In 1964, the Silver Butte Mining Co. was formed to explore the Talache area, and approximately 2,300 feet of drifting and cross-cutting, and 2,400 feet of diamond drilling were carried out approximately 1 mile to the north of the current Lucky Joe Claims.

In 1969, Silver Butte and Imperial Silver leased the property to Cominco American, Inc. Cominco held the properties through 1971 and completed approximately 5,000 feet of diamond drilling. Subsequently all claims were dropped.

In 1999 two claims covering 40 acres were staked for Ashington Mining Corporation.

In 2003 we acquired the property from Ashington for $37,500.

Exploration Plans:

The following are recommended actions for the Lucky Joe Property:

  Rehabilitate the Talache 400 level portal
  Conduct systematic channel sampling of vein exposures on the Talache 400 level
  Underground geological mapping of the Talache 400 level
  Surface geological mapping to identify surface expression of faults and veins
  Surface sampling of vein and fault exposures to extend laterally the mineralization
  Permit potential RC and diamond drill hole locations for surface drilling

Impairment:

When compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, as of December 31, 2003, the Company does not consider a write-down to the carrying cost necessary.

Regal Mine

The Regal Mine is a formerly producing base and precious metal mine located in the Moyie-Yaak Mining District, Boundary County, Idaho.

Location and Access:

The Regal Mine property is located 10 miles north of Bonners Ferry, Idaho, and 0.5 miles northeast of Camp Nine on Meadow Creek, Section 31, 64N, R2E, Boise Meridian.

The property can be accessed by traveling 7.5 miles north on Highway 95 from Bonners Ferry, then taking USFS Road 397 six miles to an access road that leads to the mine. The property is accessible year round.

Land Status:

The Regal property consists of four contiguous unpatented mining claims that cover 80 acres of BLM property in the Moyie-Yaak Mining District, Boundary County, Idaho.

Geology:

The Regal Mine is located on the west slope of Wall Mountain (elevation 5,160 feet). The topography is mountainous with steep sided valleys. Elevations within the property range from 3,500 to 4,400 feet above sea-level. The property is largely covered by coniferous forest, with large areas of meadow grassland. Soil depth on the property ranges from bedrock exposure to roughly ten inches deep.

The Regal property is underlain by the Pre-cambrian Belt Group, which is intruded by a series of dioritic sills. Both the sills and the Belt rocks have been folded and faulted and subsequently intruded by granites of the Nelson Batholith of British Columbia. The Regal gold-silver-lead-zinc veins are exposed in granite rocks of the Nelson Batholith, which is locally fractured, by regional structures.

There are two parallel N 60-70 degrees E striking veins on the Regal property, the North Vein and the South Vein. Both veins dip between 50-60 degrees southeasterly. Vein minerals are galena, sphalerite, pyrite, arsenopyrite, siderite and quartz. The gold mineralization appears to be associated with pyrite and arsenopyrite. The mineralization resembles lead-zinc-siderite veins of the Coeur d’Alene Mining District; the main difference is that the Regal Mine veins also contain considerable arsenopyrite with important gold values introduced during the later stages of mineralization. The Regal mine is developed on 3 main levels connected by a vertical shaft. The upper most levels (No. 1 and No. 2) are accessible from the surface. Total development exceeds 3,800 feet. There is no indication of mining below the lowermost (No. 3 level). However, old mine maps indicate that both the north and south mineral zones continue to depth.

Exploration History:

The Regal Mine was known as the Commercial Mine until 1935 when it was leased to Silver Crescent Mining Company. Silver Crescent performed exploration and development work on the property through 1945, including construction of a 100 ton per day flotation mill that was subsequently sold in 1948.

In 1968, an unknown amount of ore was sent to the Bunker Hill Smelter. The assay results indicated 0.47 oz/t gold, 15.51 oz/t silver, 32.5% lead, 29.8% zinc, and 0.42% copper.

In 1971, Silver Dollar Mining Company submitted a 39.8 - ton (wet weight) shipment to the East Helena Smelter,

Montana. The concentrate sample assayed 0.41 oz/t gold, 4.8 oz/t silver, 6.6% lead, and 6.7% zinc. The property has been largely inactive since that time except for a widening of the Number 2 adit level and re-timbering of the portal in the early 1990’s.

Shoshone Silver Mining Company acquired the claims in 2003 from Ashington Mining Company for $15,000.

Exploration Plans:

The Regal Mine has the potential to host economically extractable ore containing gold, silver, lead and zinc on a modest scale. Historical mine maps indicate high-grade mineralization continuing below the Number 3 level. Surface geological mapping will identify any lateral extent of the mineralization, and if there are any parallel mineralized structures.

The following are recommended actions for the rehabilitation of the Regal Mine:

  Rehabilitate the surface shaft opening and cover all open workings to prevent water access.
  Rehabilitate Number 2 level portal to drain the number 2 level workings
  Stabilize mine workings with rock bolting and roof support in essential areas
  Conduct systematic channel sampling of vein exposures on the Number 1 and 2 levels (if accessible)
  Perform underground geological mapping of the Number 2 level
  Perform surface geological mapping to identify surface expression of faults and veins
  Conduct surface stream sediment sampling program to identify additional areas of mineralization
  Conduct ground magnetic survey to identify possible veins and structures
  Stake additional claims to cover lateral extensions of mineralized structures
  Locate potential RC and diamond drill-hole locations for surface drilling
  Reconnaissance work on prospects located along strike of the structures controlling mineralization in the Regal Mine

Impairment:

As of December 31, 2004, when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, the Company does not consider a write-down to the carrying cost necessary.

Stillwater Extension Claims

The Stillwater Extension property consists of 10 un-patented lode claims covering 200 acres of the Stillwater Complex of south central Montana. The Stillwater Complex is a mafic-ultramafic layered intrusive that includes the 28-mile long J-M Reef, which hosts Platinum Group Elements (PGEs) including the Stillwater Mine and East Boulder Mines.

Location and Access:

The Stillwater Extension claims are located approximately five miles southeast of the Stillwater Mine and cover a projected eastern extension of J-M Reef. The claims are located in Sections 2, 3, 11, T6S, R16E.

Land Status:

In 2003, Shoshone Silver Mining Company acquired the Stillwater Claims for $15,000. The Company controls 10 unpatented lode claims covering 200 acres.

Geology:

The Stillwater Extension Claims are located within the Stillwater mafic-ultramafic layered intrusive complex. The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layer in the sequence. The PGE’s in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 percent iron, copper and nickel sulfides, and trace amounts of gold and silver.

Exploration History:

The Johns Manville Corporation discovered palladium and platinum along the J-M Reef of the Stillwater Complex in the early 1970s. In 1979 a Manville subsidiary partnered with Chevron to develop the property. Underground operations at the Stillwater Mine commenced in 1986.

In 2003, Shoshone acquired a 100% ownership in the Stillwater Extension.

Exploration Plans:

The Company plans an evaluation program including; geologic mapping, rock chip and soil geochemical surveys, interpretation of public domain geophysical data. The program will be conducted to determine the suitability of a joint venture partner.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in the year ended December 31, 2003

Arizona Goldfield Claims

The Arizona Goldfield property consists of 4 un-patented lode claims covering 80 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Arizona Goldfield claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series.

In 2003, we acquired the Arizona Goldfield Claims for $15,000.

Geology:

Gold deposition appears to be a late feature associated with the Moss porphyry intrusion. The gold bearing ore bodies of the Oatman District are located along northwest trending veins and faults. The main mineralized structures within the property are the United and Middle veins. These veins were mined at the United Western and United Eastern Mines.

Electrum is the predominant ore mineral. Gangue minerals include quartz, calcite, adularia, minor fluorite, and trace amounts of pyrite, marcasite, and chalcopyrite.

Exploration History:

Gold was first discovered in the Oatman District in 1863. Between 1897 and 1942, the Oatman District produced 2.2 million ounces of gold and 800,000 ounces of silver at an average grade of 0.58 opt gold and 0.17 opt silver.

From 1979 to 1982, Hecla Mining Company and Canadian Natural Resources conducted exploration. Extensive geological mapping and diamond drilling was conducted on the Tom Reed Vein System before the project was terminated in 1982.

Exploration Plans:

The exploration plans for the Arizona Project are to conduct surface geological mapping, surface soil and rock sampling programs and conduct IP and magnetic surveys of the claim areas to identify orientation of the sub-surface United Western Vein.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in the year ended December 31, 2003.

Gold Road Claims

The Arizona property consists of 16 unpatented lode claims located in Mohave County, Arizona covering 320 acres of the Oatman mining district of northwest Arizona.

Location and Access:

The Gold Road claims are divided into two groups. The KO group of 7 claims is located in S14 T19N R20W approximately 3000 ft southwest of the Arizona Goldfield claims, approximately 0.9 miles west of the Gold Road Mine and 0.8 miles north of the United Western Mine. The TS group of 9 claims is located in S12 T19N R20W approximately 6000 ft east of the Arizona Gold field claims and 5000 feet east northeast of the KO group of claims. County Hwy 10 travels through the TS group.

Land Status:

In 2003, Shoshone Silver Mining Company acquired the Arizona Claims for $1,500.

Geology:

The KO group follows the easterly trend of the Mallory fault line and covers the down dip extension of the Kokomo vein. The TS group follows the southeasterly extension of the Gold Ore vein.

Exploration Plans:

We anticipate developing exploration plans in 2006.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in the year ended December 31, 2003.

Confed Claims Lease

The Company has leased a group of patented and unpatented properties commonly referred to as the Confed Claims Lease that surround the Conjecture Mine located in Bonner County, Idaho near the Shoshone milling facility.

Location and Access:

The claims are in Section 15 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District.

Land Status:

The Confed Claims Group consists of 6 patented and 6 unpatented lode claims totaling 240 acres.

Geology:

The Confed properties lie within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft.

The Conjecture Mine is hosted by the Calcareous member of the PreCambrian – Lower Wallace Formation. Exploration work during the mid – to – late 1950’s revealed that rocks of the St. Regis Formation were also found. Lead-Zinc-Silver mineralization occurs, in shoots, along the Conjecture Shear Zone, the main structural feature in the mine. It is a zone of variable width trending approximately N30°E and dips about 65°NW. Mineralization consists of Galena, Tetrahedrite, Rhodochrosite, pyrite, arsenopyrite and quartz that fill fractures in the brecciated, host rocks. The North-South trending Spider Fault offsets the Conjecture Shear Zone and Lamprophyre dikes were seen during exploration of the lowest level.

Exploration History:

The Idaho Bureau of Mines and Geology record 350 tons of concentrate processed at the Bunker Hill Smelter from 1952 to 1954, averaging approximately 91 oz/t gold and 4.5% lead. In the late 1950s and early 1960s, Federal Resources extended the inclined shaft to the 700-foot level, sand a 200 foot vertical shaft, and developed the 700, 1000, 1600 and 2000-foot levels along 2500 feet of strike, totaling over 13,000 feet of workings. Sunshine Mining unitized the Lakeview District during the 1970s and conducted further exploration and development work, but did not produce any ore from Conjecture.

Exploration Plans:

The lease allows Shoshone the exclusive rights to explore, develop, and mine the property.

Impairment:

The deferred costs of $350,000 were included in exploration expenses in the year ended December 31, 2004.

Mexican Exploration Properties

Shoshone has an interest in several Mexican exploration projects.

La Vibora

La Vibora is a gold-silver prospect in which Shoshone acquired a 25% interest in the property in 2000. No exploration has been conducted on the property since the company’s acquisition. The property is located seven miles west of Mexican Highway 17, approximately 22 miles south of the city of Esquida.

Geology:

The project area is underlain by granodiorites and quartz monzonites of upper Cretaceous age. Mineralization is associated with the granites.

The property covers three sub-parallel veins that have an apparent length of approximately 1,000 ft. The veins are fracture-filling, dipping approximately 70 degrees to the SW and are characterized by the presence of sulfides (dominantly pyrite) that have been locally oxidized. Gangue is dominated by quartz and calcite.

Sampling conducted in 1994 reported a 75 foot wide bulk sample that had an average grade of 0.20 oz/t gold. Four samples that were taken on the No. 1 vein, over a 5 foot (adjusted) width averaged 0.29 oz/t gold.

The La Morena Placer

The property is located adjacent to the La Vibora prospect. The property is a gold silver placer deposit. There has been no systematic exploration of the La Morena Placer. Shoshone acquired a 25% interest in the property in 2000.

Geology:

Distal from the La Vibora property is the La Morena Placer. This property has had limited auger and assaying returning average grades of 0.03 oz/t gold. No resource estimate has been completed.

Mexican Silica Properties

During 1999 Shoshone acquired varying degrees of interest in four silica properties in Mexico:

  A 33.3% interest in the Santa Rita silica property
  A 25% interest in the Inez silica property.
  A 49% interest in the Anna and the Three Brothers silica properties.

Location and Access:

All four properties are located in Mazocahui in the state of Sonora. They are accessed directly from Mexican Highway 17.

Exploration Plans:

No exploration work has been conducted on the silica properties since they were acquired.

Impairment:

During 2002, in light of the continuing lack of access to the property, the Company elected to write-down the carrying costs of $413,000 to $0. Also, $130,500 was expensed in prior years as an exploration expense. No additional exploration has been conducted.

Bilbao-Mexico Property

The Company owns a group of un-patented properties commonly referred to as Bilbao located in Mexico through its subsidiary.

Location and Access:

The Bilbao property is in the Panfilo Natera mining district in southeastern Zacatecas State, Mexico. The property is accessed by 35 miles of paved and improved roads southeast of the city of Zacatecas.

Land Status:

The Bilbao property consists of 4 contiguous concessions covering 3,284 acres. Historical mining has left 2 “glory hole” excavations and some underground workings that are accessible. These workings expose the deposit to a depth of 250 feet.

Geology:

The geology of the property consists of a northwesterly trending anticline with a core of Tertiary granite. The granite batholith was intruded into Jurassic-Cretaceous sedimentary rocks which have been covered by co-genetic volcanics. The volcanics and alluvium obscure much of the base geology.

The mineralization at Bilbao presents as a lead/zinc Pyroxene skarn developed in sedimentary limestones that are found as roof pendants in the granite batholith. In addition to the skarn, the property also exhibits hydrothermal vein development in both the sedimentary and igneous rocks.

All mining has occurred within 250’ of the surface and has been in the oxidized zone. Below this depth the deposit is expected to pass into a sulfide zone. The district has also exhibited a lateral zonation from polymetallic Pyroxene skarn into Cu/Au Garnet skarn. To date only the oxidized Pyroxene skarn has been identified and exploited at the Bilbao site.

Exploration History:

The Bilbao property has been exploited for it mineral content since the 1600’s. However, there is very little contemporary information available for the concession. There is no evidence or record of any drilling on the property. An inferred resource was calculated for the property (JORC guidelines) in 1994. This resource was based on 1200 samples collected from the existing workings on the property. The data from this sampling is unavailable at present. Some minor geophysics studies have been conducted in limited areas on the property but again the data is unavailable.

Exploration Plans:

There are no plans to conduct any exploration on the Shoshone’s Bilbao property until a due diligence study is completed on them.

Impairment:

The deferred costs of $80,000 were included in exploration expenses in the year ended December 31, 2004.

OUR EXPLORATION PROCESS

          Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any metals reserves on any of our properties.

          Our current focus is primarily on the acquisition of additional exploration properties. Subject to our ability to raise the necessary funds, we intend to implement an exploration program that may cover some or all of our other properties at various times as we deem prudent.

          We expect our exploration work on a given property to proceed generally in three phases. Our first phase typically begins with research of the available geologic literature, as well as personal interviews with geologists, mining engineers and others familiar with the prospect sites. When the research is completed, we augment this initial work with geologic mapping, geophysical testing and geochemical testing of our claims. We examine any existing workings, such as trenches, prospect pits, shafts or tunnels. If we identify an apparent mineralized zone and are able to narrow it down to a specific area, we begin trenching the area. Trenches are generally approximately 150 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types that we would expect to encounter at our properties. They also allow for efficient reclamation, re-contouring and reseeding of disturbed areas. Once excavation of a trench is completed, samples are taken and analyzed for economically potential minerals that are known to have occurred in the area in question. Careful interpretation of the data collected from the various tests assists us in determining whether a prospect has current economic potential and whether further exploration is warranted.

          Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000. We have completed research on and examination of each of our properties, and have commenced geophysical work and sampling on some of our properties.

          Our second phase would involve an initial examination of the underground characteristics of mineralization that has been identified at any particular property during the first phase of the exploration program. This phase is intended to identify any mineral deposits of potential economic importance. The methods employed would include:

  more detailed geologic mapping;

  more advanced geochemical and geophysical surveys;

  more extensive trenching; and

  exploration drilling.

          Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in six to nine months at a cost of less than $1 million. None of our properties has reached the second phase.

          Our third phase would be aimed at precisely defining depth, width, length, tonnage and value per ton of any deposit that has been identified. We would accomplish this through development drilling, metallurgical testing, and obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study. Depending upon the nature of the particular deposit, the third phase on any one property could take one to five years or more and cost up to $20,000,000 or more.

          We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

ENVIRONMENTAL COMPLIANCE

          Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the Bureau of Land Management recently promulgated new surface management regulations which may significantly increase those costs on Bureau of Land Management lands. Access road reclamation may cost up to $50,000 to $100,000 if road building has been done, and those costs too are likely to increase as the result of the new Bureau of Land Management regulations. As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred.

EMPLOYEES

          Currently, we have 3 employees, including all three officers and all three directors.

RISK FACTORS

1. No Production History Since The 1980s - We Have Not Mined Any Metals

While we were incorporated in 1969, our company has no recent history of producing metals. We have not developed or operated a mine since the 1980s, and we have no recent operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

  our ability to locate an economically feasible mineral property; and
  our ability to successfully build and operate mines, processing plants and related infrastructure.

We are subject to all the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce platinum group or other metals at any of our properties.

2. History of Losses – We Expect Losses to Continue for at Least the Next Five Years

We expect to continue to incur additional losses for at least the next five years due to expenses associated with the research, exploration and development of our mineral properties. As of December 31, 2004, we had an accumulated deficit of $3,416,017. There can be no assurance that we will achieve or sustain profitability in the future and our auditors expressed a concern regarding our ability to continue as a going concern.

3. We are Subject to all of the Risks Inherent in the Mining Industry

As an exploration and mining company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. There can be no assurance that any of our properties contain a commercially viable ore body or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following (some of which we discuss in more detail below):

  Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration;

  Exploration involves substantial risk and significant levels of expenditure on projects with no guarantee of discovery of an economic discovery.

  For minerals is highly speculative and involves risks, even when conducted on properties known to contain quantities of mineralization, and most exploration does not result in the discovery of commercially mine-able ore;

  Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

  A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

  Once mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change;

  Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and

  If we proceed to development of a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

4. Our Activities Are Subject To Environmental Laws And Regulations Which May Materially Affect Our Future Operations

We, like other exploration companies doing business worldwide, are subject to a variety of federal, provincial, state and local statutes, rules and regulations designed:

  to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;

  to remediate the environmental impacts of those exploration, development and mining operations;

  to protect and preserve wetlands and endangered species; and

  to mitigate negative impacts on certain archeological and cultural sites.

We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous U.S., Canadian, foreign countries, federal, provincial, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. Currently, three or four months are generally required to obtain the necessary permits required to conduct small-scale drilling operations. New surface management regulations recently finalized by the Bureau of Land Management will increase this period on Bureau of Land Management lands. The failure to obtain certain permits, the adoption of more stringent permitting requirements or the imposition of extensive conditions upon the implementation of certain permits could have a material adverse effect on our business, operations and prospects.

Federal legislation and implementing regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Army Corps of Engineers, Mine Safety and Health Administration, and other federal agencies, and legislation such as the federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act and Comprehensive Environmental Response, Compensation and Liability Act, have a direct bearing on U.S. exploration, development and mining operations. For example, on November 20, 2000 the Bureau of Land Management finalized new surface management regulations applicable to activities and operations on unpatented mining claims. Those new regulations make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive, by requiring bonding in the amount of 100% of the anticipated reclamation costs. Larger-scale exploration activities (disturbing 5 acres of surface or more) require the preparation and approval of a formal plan of operations. The enactment of these regulations will make the process for preparing and obtaining approval of a plan of operations much more time consuming, expensive, and uncertain. New plans of operation will be required to (i) include detailed baseline environmental information, (ii) address how detailed reclamation performance standards will be met, (iii) go through the environmental assessment or impact process required under the National Environmental Policy Act (which could cost $80,000 or more per large-scale exploration program), and (iv) go through a 30-day public comment period prior to approval. In addition, all activities for which plans of operation are required will be subject to a new standard of review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated. Due to the uncertainties inherent in the permitting process, and particularly as a result of the enactment of the new regulations, we cannot be certain that we will be able to timely obtain required approvals for proposed activities at any of our properties in a timely manner, or that our proposed activities will be allowed at all.

These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although some mines continue to be approved for development in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring, developing or mining our properties. Compliance with statutory environmental quality requirements described above may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities. No assurance can be given that environmental standards imposed by the federal, state or local governments will not be changed or become more stringent, which could materially and adversely affect our proposed activities.

5. Title To Our Mineral Properties May Be Defective And May Be Challenged

Our interests in our properties located in the United States are in the form of unpatented mining claims. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to certain uses of the surface and to non-locatable minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

  The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;

  Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

  Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

  Whether sufficient annual assessment work has been timely and properly performed; and

  Possible conflicts with other claims not determinable from descriptions of record.

The validity of an unpatented mining claim also depends on the claim having been located on un-appropriated federal land open to appropriation by mineral location, compliance with the 1872 Mining Law and applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and timely payment of annual claim maintenance fees (and the timely filing and recording of proof of such payment). In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. There can be no assurance that the unpatented mining claims we own or control are valid or that the title to those claims is free from defects. There also can be no assurance that the validity of our claims will not be contested by the federal government or challenged by third parties.

6. LEGISLATIVE AND ADMINISTRATIVE CHANGES TO THE MINING LAWS COULD MATERIALLY ADVERSELY AFFECT OUR FUTURE EXPLORATION, DEVELOPMENT OR MINING ACTIVITIES.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration, development and mining activities. For example, during the 1999 legislative session, legislation was considered in the U. S. Congress, which proposed a number of modifications to the Mining Law of 1872, which governs the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law. The same or similar proposals may be considered by Congress this year or in the future. In addition, as discussed above, Bureau of Land Management regulations surface activities (including reclamation and financial assurance requirements) on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations). Those regulations are more stringent than the previous regulations, may result in a more detailed analysis of and more challenges to the validity of existing mining claims, will impose more complex permitting requirements earlier in the exploration process, and will be more costly and time-consuming to comply with than existing regulations.

7. Use Of The Surface Of Our Unpatented Mining Claims Is Subject To Regulation Which Could Materially Adversely Affect Our Activities

Any activities we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by Bureau of Land Management or Forest Service surface management regulations (in addition to the environmental and other statutes and regulations discussed above). In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. Recently, for example, the Forest Service adopted a "Road-less Initiative" which prohibits the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried road-less areas within the National Forest System. Most of our Idaho properties and our Montana and Arizona properties are located in the National Forest and may be impacted by this new policy. As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there can be no assurance that sufficient surface land will be available for the ancillary facilities necessary to develop the mine.

8. We Cannot Insure Against All Of The Risks Associated With Mining

We currently are not insured against most commercial losses or liabilities that may arise from our exploration and other activities. Even if we obtain additional insurance in the future, we may not be insured against all losses and liabilities, which may arise from our activities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or for other reasons.

9. We May Not Be Able To Raise The Funds Necessary To Explore And Develop Our Mineral Properties

We need to seek additional financing from the public or private debt or equity markets to continue our business activities. We have borrowed from our principal shareholders to fund certain of our activities. There can be no assurance that our principal shareholders will continue to advance funds to us or that our efforts to obtain financing will be successful. We will need to seek additional financing to complete our exploration and development of any target properties, should the exploration program prove a property to be worth developing. Sources of such external financing include future debt and equity offerings, and possible joint ventures with another exploration or mining company. There can be no assurance that additional financing will be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to secure the financing necessary to retain our properties or to sustain exploration activities in the future.

10. Competition – We Compete Against Larger, Better Financed And More Experienced Companies

The exploration industry is very competitive. Exploration companies compete to obtain and to evaluate exploration prospects for their drilling, exploration, development, and, ultimately, mining potential. We encounter competition from both larger, better-financed companies, and other junior mining companies in connection with the acquisition of properties. There can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting us, or that our planned exploration program will yield commercially mine-able ore reserves.

11. We Depend On The Services of Key Personnel

The success of our exploration program will depend, in part, on our ability to retain our existing employees, and on our ability to hire such additional employees and consultants as are necessary to conduct our business. No assurance can be given that we will be successful in our efforts in either of these areas.

12. Volatility Of Metals Prices - Our Profitability And Viability Will Be Affected By Changes In The Prices Of Metals

To the extent we are able to identify ore reserves, our ability to develop those reserves and conduct profitable mining operations will be greatly influenced by metal prices. These prices fluctuate widely and are affected by numerous factors beyond our control, including:

  expectations for inflation;

  the strength of the United States dollar;

  global and regional supply and demand; and

  political and economic conditions and production costs in major metals producing regions of the world.

The aggregate effect of these factors on metals prices is impossible for us to predict. Metal prices sometimes are subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of platinum group metals affect platinum group metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of platinum group metals primarily consists of new production from mining. If the prices of platinum group metals are, for a substantial period, below our foreseeable cost of production, we could determine that it is not economically feasible to continue the development of our projects.

13. We Have Never Paid Dividends On Our Common Stock

We have never paid any dividends on our Common Stock, and it is not anticipated that dividends will be declared in the foreseeable future.

14. Potential Future Sales Pursuant To Rule 144 Could Depress Our Stock Price And Adversely Affect Our Ability To Raise Additional Equity Financing

Of our outstanding shares of common stock as of December 31, 2004, some of these shares are "restricted securities," as that term is defined in Rule 144 under the Securities Act. In general, under Rule 144 a person who has satisfied a one-year holding period may sell limited numbers of shares. Rule 144 also permits the sale of shares without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may have a depressive effect on the price of our securities and such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

15. Future Issuances Of Additional Common Stock Could Dilute The Ownership Interests Of Investors

Our Board of Directors has the power to issue such shares. Additional issuances by us from our authorized but unissued shares would have the effect in many cases of diluting the relative ownership interest of existing shareholders.

16. The Public Market For Our Common Stock Is Thinly Traded And Lacks Liquidity, Which May Make It More Difficult For Investors To Sell Their Shares

Presently, our common stock is traded under the symbol "SHSH" on the OTC “Pink Sheets” that are operated by the National Association of Securities Dealers ("NASD"). This market is thinly traded and lacks the liquidity of other public markets with which some investors may have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. A purchaser of shares may, therefore, be unable to resell any securities should he or she desire to do so. Furthermore, it is unlikely that a lending institution would accept our securities as pledged collateral for loans unless a regular trading market develops.

17. The United States Penny Stock Rules May Make It More Difficult For Investors To Sell Their Shares

Because shares of our common stock will not be quoted on a national securities exchange in the United States, the shares will be subject to rules adopted by the U.S. Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions of shares of our common stock because of these added disclosure requirements, which would make it more difficult for stockholders to sell his shares. Further reference material involving the risks of investing in "penny stocks" may be obtained from the U.S. Securities and Exchange Commission online at their website. Other information may be available from State Securities Regulators or Broker-Dealers with which investors may do business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This registration statement contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

          Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections and elsewhere in this registration statement could have a material adverse effect on our business, operating results and financial condition.

GLOSSARY OF TERMS

AMPHIBOLITE: granular metamorphic rocks.

ANOMALY: a deviation from uniformity or regularity in geophysical or geochemical quantities.

ARCHEAN: geologic age older than 2,500,000 years.

BLEBS: a vesicle, blister or bubble.

BRECCIA: rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CHALCOPYRITE: the main copper ore, which is widely occurring and found mainly in veins.

CIRCULATION DRILL: a rotary drill or rotary percussion drill in which the drilling fluid and cuttings return to the surface through the drill pipe, minimizing contamination.

CRETACEOUS AGE: the geologic age period dating from approximately 68 million years to 142 million years.

CROSS CUTS: a horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other ore body.

DIAMOND DRILL: a type of rotary drill in which the cutting is done by abrasion rather than by percussion. The hollow bit of the drill cuts a core of rock, which is recovered in long cylindrical sections.

DISSEMINATED: fine particles of mineral dispensed through the enclosing rock.

DEVELOPMENT: work carried out for the purpose of opening up a mineral deposit and making the actual extraction possible.

DIKES: a tabular igneous intrusion that cuts across the structures of surrounding rock.

DIP: the angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DRIFTS: a horizontal passage underground that follows along the length of a vein or mineralized rock formation.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling and other methods.

GABBRO: Dark colored basic intrusive rocks. Intrusive equivalent of volcanic basalt.

GEOCHEMISTRY: study of variation of chemical elements in rocks or soils.

GEOPHYSICS: study of the earth by quantitative physical methods.

GNEISS: a layered or banded crystalline metamorphic rock the grains of which are aligned or elongated into a roughly parallel arrangement.

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth's crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth's crust or other rocks.

LITHOLOGY: The character of a rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts.

MAFIC: Pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; used to describe some igneous rocks and their constituent minerals.

METAMORPHISM: The mineralogical and structural changes in solid rock that have been caused by heat and pressure at depth over time.

MINERALIZATION: the concentration of metals and their compounds in rocks, and the processes involved therein.

NORITE: a course grained igneous rock formed at great depth.

ORE: material that can be economically mined and processed.

ORE BODY: a continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

OUTCROP: the part of a rock formation that appears at the earth's surface, often protruding above the surrounding ground.

PYRITE: the most widespread sulfide mineral.

PYROXENITE: any group of minerals.

QUARTZITE: a sedimentary rock consisting mostly of silica sand grains that have been welded together by heat and compaction.

RECLAMATION: the restoration of a site after exploration activity or mining is completed.

SCHIST: a foliated metamorphic rock the grains of which have a roughly parallel arrangement.

SEDIMENTARY ROCKS/SEDIMENTS: rocks resulting from the consolidation of loose sediments of older rock transported from its source and deposited.

SHEAR OR SHEARING: The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SILLS: a near horizontal flat-bedded stratum of intrusive rock.

SULFIDE: a metallic mineral containing reduced sulphur.

STRIKE: the course or bearing of a vein or a layer of rock.

ULTRAMAFIC: said of an igneous rock composed chiefly of mafic materials.

UNPATENTED MINING CLAIM: a parcel of property located on federal lands pursuant to the U.S. General Mining Law of 1872 and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim.

VEIN: an epigenetic mineral filling the fault or other fracture, in tabular or sheet like form, often with associated replacement of the host rock, or a mineral deposit of this form or origin.

ITEM 2. DESCRIPTION OF PROPERTIES

          Our interests in our exploration properties are described in Item 1.

          Our executive offices are located at 1176 Big Creek Road, Suite E-106, Kellogg, Idaho 83837, and our telephone number is (208) 556-1056. We lease our office space under a year-to-year lease for monthly rent payments of $350.

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS,
AND SIGNIFICANT EMPLOYEES

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Lex Smith	51	President and Director
Carol Stephan	63	Secretary and Director
Melanie Farrand	49	Treasurer and Director

          Set forth below is certain additional information with respect to the directors and executive officers.

LEX SMITH, 51

Mr. Smith holds a BA in political science from Drake University, an associate degree in business systems management and an associate degree in paralegal studies. Additionally, for the last 13 years he has been a business consultant and project manager in the United States for the Lehman, Lee & Xu Law Firm in Beijing, China, and has served as a consultant to the Firm’s Mining Law Department for the past 2 years. Mr. Smith entered the mining business in 1993 as the field manager and owner of multiple mining claims in Montana and has subsequently been closely involved with several mining companies and mining projects in the Pacific Northwest. Further, Mr. Smith has served as the President of the Silver Valley Mining Association since 2003, and currently also serves as President of Natural Resources Education Outreach, an Idaho non-profit corporation.

CAROL STEPHAN, 63

Ms. Stephan has over 30 years of experience in the mining and timber industries. Additionally, she is currently serving as a Director of Sterling Mining Company, a Director and Officer of Merger Mines Corporation, a Director and

Secretary of Shoshone Silver Mining Company and as a Director and Officer of Silver Crest Mines. Her extensive experience in the administration and management of mining companies has been gleaned from the many years she has worked with and managed mining and timber companies in the western United States. In addition, Ms. Stephan currently owns and operates several successful businesses in Idaho.

MELANIE FARRAND, 49

Ms. Farrand has been working in the mining industry for the past five years as an administrative secretary and bookkeeper. She also serves on the Board of Directors of several mining companies. Previously she was the office manager for a Land Surveying company for ten years, responsible for payroll, bookkeeping and research. Ms. Farrand is currently serving as a Director and Officer of Shoshone Silver Mining Company.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS

The following table shows the total compensation that we paid to each of our three highest paid persons during for the last fiscal year.

SUMMARY COMPENSATION TABLE

NAME	CAPACITIES IN WHICH REMUNERATION WAS RECEIVED	AGGREGATE REMUNERATION
Lex Smith	President	$4,200
Carol Stephan	Secretary	$0.00
Melanie Farrand	Treasurer	$0.00

Directors receive no compensation for their service.

We have no stock option plans and have not issued any options or warrants to any of our employees or directors.

We have no employment agreements with any of our officers.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth as of December 31, 2004 the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 17,393,797 shares of our common stock outstanding as of December 31, 2004.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1):	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF SHARES
Common stock	Lex Smith	50,000	0.288%*
Common stock	Carol Stephan	549,900	3.161%
Common stock	Melanie Farrand	40,000	0.230%*
	All officers and directors as a group (3 persons)	639,900	3.679%
	5 PERCENT STOCKHOLDERS:
Common Stock	IGI Asset Management	925,926	5.323%

Common Stock	Sergey Khotimsky	925,926	5.323%
Common Stock	James and Patricia Scheller	1,408,513	8.098%
Common Stock	Eugenia Stanislavskaya	925,926	5.323%

*	Amount shown as less than 1 percent.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSCATIONS

During the previous two fiscal years there have been no transactions between us, or our subsidiary on the one hand, and any officer, director or principal shareholder on the other.

PART II

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND
OTHER SHAREHOLDER MATTERS

          Our shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH. Summary trading by quarter for fiscal 2004 and 2003 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2004
Fourth Quarter	0.46	0.23
Third Quarter	0.50	0.38
Second Quarter	0.79	0.36
First Quarter	0.75	0.32
2003
Fourth Quarter	0.85	0.24
Third Quarter	0.35	0.09
Second Quarter	0.12	0.09
First Quarter	0.14	0.09

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

          As of December 31, 2004, we had approximately 1,600 holders of record of our common stock. We have no equity compensation plan or plans.

          We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

ITEM 2. LEGAL PROCEEDINGS

On or about February 17, 2004, Shoshone Silver Mining Company filed a complaint in the District Court for the First Judicial District of the State of Idaho, in and for the county of Bonner against Ted Bruck, dba Bruck Construction. Shoshone Silver Mining Company seeks to terminate the existing lease held by Mr. Bruck of Shoshone’s Lakeview mill property for good cause.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          Williams & Webster, P.S., our accountants, were appointed in December 2004. There have been no disagreements on accounting and financial disclosures through the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to our shareholders during the last fiscal year.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 6.

Financial Statements

Board of Directors
Shoshone Silver Mining Company
Coeur d’Alene, Idaho

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company (an Idaho corporation) at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 3, 2005

Shoshone Silver Mining Company
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$251,683	$17,403
Deposits and Prepaids	19,483	--
Supplies Inventory	5,303	--
Other current assets	5,100	5,100
Total current assets	281,569	22,503

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment	1,636,815	1,636,815
Accumulated Depreciation	(1,087,958)	(1,056,525)
Total property, plant and equipment	548,857	580,290

MINERAL AND MINING PROPERTIES	311,218	311,218

OTHER ASSETS
Notes receivable	93,214	--
Accrued Interest	4,923	--
Investments	1,020,236	1,454,159
Total other assets	1,118,373	1,454,159

TOTAL ASSETS	$2,260,017	$2,368,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$270,879	$6,177
Shareholder Loan	--	17,100
Total current liabilities	270,879	23,277

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value; 17,393,797 and 15,031,940 shares issued and outstanding, respectively	1,739,380	1,503,194
Additional paid-in capital	2,966,756	2,403,306
Treasury stock	(26,834)	(53,358)
Stock Options	12,221	12,221
Subscriptions receivable	(20,225)	--
Accumulated Deficit	(3,416,017)	(2,848,932)
Accumulated other comprehensive income	733,857	1,328,462

Total stockholders’ equity	1,989,138	2,344,893

Total liabilities and stockholders’ equity	$2,260,017	$2,368,170

The accompanying notes are an integral part of the financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Operations and Comprehensive Income

	Years Ended
	December 31,
	2004	2003

REVENUES
Sales	$131,249	$102,096
Total Revenues	131,249	102,096
COST OF REVENUES	--	--
GROSS PROFIT	131,249	102,096
OPERATING EXPENSES
General and administrative	178,735	101,347
Professional fees	34,742	47,297
Depreciation	31,433	35,365
Mining expenses	655,219	35,500
Total Operating Expenses	900,129	219,509

LOSS FROM OPERATIONS	(768,880)	(117,413)
OTHER INCOME (EXPENSES)
Net gain on sale of securities	184,170	13,963
Lease income	12,250	4,150
Dividend and interest income	5,469	8
Interest expense	(94)	--
Total Other Income (Expenses)	201,795	18,121
NET LOSS BEFORE INCOME TAXES	(567,085)	(99,292)
INCOME TAXES	--	--
NET LOSS	(567,085)	(99,292)
OTHER COMPREHENSIVE INCOME
Unrealized holding gain (loss) on investments	(594,605)	1,328,462
NET COMPREHENSIVE INCOME (LOSS)	$(1,161,690)	$1,229,170
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND
DILUTED	17,095,989	13,173,765

The accompanying notes are an integral part of the financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(567,085)	$(99,292)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization expense	31,433	35,365
Stock issued for services	26,250	62,083
Stock issued for mining and exploration expenses	192,500	30,000
Gain on sale of investments	(184,170)	(13,963)

Change in assets and liabilities:
Increase in deposits and prepaids	(19,483)	--
Increase in supplies inventory	(5,303)	--
Decrease (increase) in other current assets	--	(5,100)
Increase in accrued interest	(4,923)	--
Increase (decrease) in accounts payable	264,702	4,160

Net cash provided by (used in) by operating activities	(266,079)	13,253

Cash flows from investing activities:
Increase in notes receivable	(93,214)	--
Purchases of marketable securities	--	(3,405)
Purchases of investments	(237,239)	(126,990)
Proceeds from sale of investments	260,727	22,066
Purchase of fixed assets	--	(1,954)

Net cash provided (used) for investing activities	(69,726)	(110,283)

Cash flows from financing activities:
Proceeds from sale of common stock	587,185	99,400
Payment of short term loans	(17,100)	(37,000)
Proceeds from short-term loans	--	44,100
Net cash provided by financing activities	570,085	106,500

Net increase in cash	234,280	9,470
Cash, beginning of period	17,403	7,933

Cash, end of period	$251,683	$17,403

Supplemental cash flow disclosures:

Interest expense paid	$--	$--
Income taxes paid	$--	$--

Non-cash investing and financing activities:
Common stock issued for purchase of mining properties	$--	$45,000
Common stock issued for mining and exploration expenses	$192,500	30,000
Common stock issued for services	$26,250	$62,083

The accompanying notes are an integral part of the financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number	Amount	Additional	Treasury	Stock	Subscriptions	Accumulated	Accumulated
	of Shares		Paid-in	Stock	Options	Receivable	Deficit	Other	Total
			Capital					Comprehensive	Stockholders’
								Income	Equity

Balance, January 1, 2003	$10,879,329	$1,087,933	$2,582,084	$(53,356)	$12,221	$--	$(2,749,640)	$--	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)						86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083	--						62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000	25,500						76,500
Stock issued for cash at $0.10 per share	119,000	11,900							11,900
Unrealized holding gain on investments								1,328,462	1,328,462
Net loss for year ending December 31, 2003							(641,951)		(641,951)

Balance, December 31, 2003	15,031,940	1,503,194	2,403,306	(53,358)	12,221	--	(2,848,932)	1,328,462	2,344,893

Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186	400,999						587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500	1,000						3,500
Issuance of stock for services at a price of $0.35 per share	25,000	2,500	6,250						8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000	87,500						122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000	25,000						35,000
Treasury stock issued for mining properties at a price of $0.35 per share	--	--	24,000	11,000					35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	--	--	9,101	11,124		(20,225)			--
Treasury stock issued for services at a price of $0.35 per share	--	--	9,600	4,400					14,000
Unrealized holding loss on investments								(594,605)	(594,605)
Net loss for year ending December 31, 2004							(567,085)		(567,085)

Balance, December 31, 2004	17,393,797	1,739,380	2,966,756	(26,834)	12,221	(20,225)	(3,416,017)	733,857	1,989,138

The accompanying notes are an integral part of the financial statements.

Shoshone Silver Mining Company
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (hereinafter “the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V., for the purposes of facilitating its Mexico property explorations and future operations.

The Company’s year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash floes of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (hereinafter SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period chares and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June

15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations, as the Company maintains no inventory.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments of that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies”. The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The adoption of EITF Issue No. 04-2 did not have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it has not financial instruments that would be affected by this pronouncement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

Cash and Cash Equivalents

For purposes of its statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents also include money market accounts.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at a major financial institutions and brokerage houses. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2004, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits at one of these institutions by $53,196.

Earnings (Loss) Per Share

On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in trading securities, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in trading securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004. Investments in trading securities and other investments are recorded at fair value at December 31, 2004.

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,416,017 through December 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seed additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At this time, the Company holds securities classified as available-for-sale. See Note 7.

Mineral and Mining Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims (See Note 8.) Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations.

Mineral Exploration and Development Costs

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

During the years ended December 31, 2004 and 2003, the Company expensed the acquisition costs of certain mining properties as mining exploration expenses. The total amounts expensed were $560,219 and $35,500 for the years ended December 31, 2004 and 2003, respectively. See Note 8.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V., after elimination of the intercompany accounts and transactions.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from seven to thirty-one and one half years. (See Note 3)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $583,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004. The significant components of the deferred tax asset at December 31, 2004 and December 31, 2003 were as follows:

	December 31,	December 31,
	2004	2003
Net operating loss carryforward	$1,715,000	$1,140,000
Unrealized gain on trading securities	$--	$45,800
Stock issued for services	$26,250	$62,000
Deferred tax asset	$583,000	$400,000
Deferred tax asset valuation allowance	$(583,000)	$(400,000)
Net Deferred Tax Asset	$--	$--

At December 31, 2004 and 2003, the Company has net operating loss carryforwards of approximately $1,715,000 and $1,140,000, respectively, which expire in the years 2018 through 2024. The Company recognized approximately $26,200 and $62,000 of losses from issuance of stock for services in fiscal 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The Company also recognized a temporary difference of approximately $45,800 for the unrealized holding gain on the trading securities that is not included in the above calculation of deferred tax assets. The change in the valuation allowance account from December 31, 2003 to December 31, 2004 was $183,000.

Reclamation Costs

Management believes reclamation costs at its mining sites will be minimal. Posting of a reclamation bond has not been required at this time.

Revenue Recognition and Cost of Sales

In 2003, the Company expanded its business focus to include resource management and sales of mineral and timber interest. The Company recognizes revenue from sales at the time payment for the timber is received. Sales in 2004 and 2003 are exclusively from the sale of timber from one of its mining properties. Because purchasing company performs the actual removal, there are no costs of sales reported in these financial statements. The Company has no other revenues from its mineral exploration activities.

Use of Estimates

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method with the half-year convention over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to thirty-one and one half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003
Equipment	$39,134	$39,134
Plant assets	1,597,681	1,597,681
Total assets	$1,636,815	$1,636,815
Less accumulated depreciation	(1,087,958)	(1,056,525)
	$548,857	$580,290

Depreciation expense for the years ended December 31, 2004 and 2003 was $31,433 and $35,365, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

NOTE 4 – DEPOSITS AND PREPAID EXPENSES

During the year ended December 31, 2004, the Company prepaid legal services with one of its attorneys. As the attorney accrues expenses on behalf of the Company, the billings are charged against the deposit. The balance held in trust with its attorney at December 31, 2004 is $7,174.

Additionally, the Company, through another attorney, has begun to receive monthly lease payments on the Lakeview property lease which is being disputed. The attorney is holding these revenues for the Company and with their permission is deducting expenses that he is accruing. The balance of lease income held in trust with this attorney at December 31, 2004 is $10,943. See Notes 9 and 15.

The Company has also a balance on the credit card of one of its officers to be used for the Company’s expenses that this office pays out of pocket. Each month the officer presents the receipts and credit card statement to the Company and the board for approval. The remaining prepaid balance on this credit card at December 31, 2004 is $1,365.

NOTE 5 – SUPPLIES INVENTORY

During the year ended December 31, 2004, the Company purchased 500 1 troy ounce silver medallions with the Company’s logo on it for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.

NOTE 6 – OTHER CURRENT ASSETS

During the year ended December 31, 2003, the Company paid $5,100 to a consulting firm for the development of stock tracking software to be used by the Company’s stock transfer agent for the tracking of the Company’s own common stock issued. The deposit is included in the financial statements under other current assets.

NOTE 7 - INVESTMENTS

The Company has invested in various privately and publicly held companies.

The following summarizes securities held as investments at December 31, 2004:

			Valuation
Security	# of Shares	Cost	Allowance	Market Value
Chester Mining Company	2,600	$13,163	$(8,613)	$4,550
Kimberly Gold Mines	46,950	84,528	(59,645)	24,883
Metropolitan Mines Limited	1,000	658	(358)	300
Mineral Mountain Mining &
Milling	5,000	3,866	(1,266)	2,600
Merger Mines Corp	500	493	(158)	335
Timberline Resources	171,034	12,121	90,499	102,620
Sterling Mining Company	24,386	82,950	37,761	120,711
Sterling Mining Company-restricted	151,334	88,600	675,637	764,237

Balance, December 31, 2004		$286,379	$733,857	$1,020,236

The Company had an unrealized holding loss during the year ended December 31, 2004 of $647,064. This was recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other accumulated comprehensive income.

The following summarizes securities held as investments at December 31, 2003:

			Valuation
Security	# of Shares	Cost	Allowance	Market Value
Chester Mining Company	1,700	$9,199	$1,001	$10,200
Kimberly Gold Mines	19,000	11,220	34,380	45,600
Sterling Mining Company	550	3,278	2,222	5,500
Sterling Mining Company-restricted	214,286	102,000	1,290,859	1,392,859

Balance, December 31, 2003		$125,697	$1,328,462	$1,454,159

The Company had an unrealized holding gain on available for sale investments during the year ended December 31, 2003 of $1,328,462. This was recorded on the income statement as other comprehensive income and also on the balance sheet as other accumulated comprehensive income.

Management has in the past invested in companies that trade on the pink sheets. Included in the investments are 214,286 shares of common stock that the Company purchased for $0.48 per share, or $102,000. The share trading price on December 31, 2003 was $10.00 per share, or $2,142,680. Management believes that the share trading price is not the current market value at December 31, 2003. Management has elected to discount the share trading price of this investment approximately 35% based upon the analysis of the volatility of the share price, market risk, and the limited trading of the stock. The Company recognized a value of $6.50 per share, or $1,392,859 for this security based on the above estimate, and management believes that this represents a more realistic fair market value of the stock.

NOTE 8 – MINERAL AND MINING PROPERTIES

Northwestern United States

St. Joe Mining District

This mineral property grouping owned by the Company consists of five patented and thirty unpatented contiguous lode mining claims situated in the St. Joe Mining District, Shoshone County, Idaho. The unpatented claims were acquired by the issuance of 1,500,000 shares of common stock to a shareholder and members of his family. The five patented claims were acquired in 1970 from an outside party for $2,500 in cash and 100,000 shares of common stock. The cost of the property, $17,500, has been expensed in prior years as an exploration expense.

Weber Group

The Company acquired, for 100,000 shares of stock, six patented and five unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. The cost of the property, $125,000, has been expensed in prior years as an exploration expense.

Idaho Lakeview and Keep Cool Group

The Company acquired the Lakeview and Keep Cool mining properties through the issuance of 3,126,700 shares of common stock during 1985. The total cost of the properties, $266,218, is included in the financial statements under mining properties.

Drumheller Group

The Company owns six patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein. The Company issued 109,141 shares of its common stock to acquire these claims in February 1984. The cost of the property, $218,282, has been expensed in prior years as an exploration expense.

Bullion Group

Seven patented mining claims were acquired in 1998 as part of a settlement of a promissory note owed to the Company. The value of the property was included as an exploration expense in a prior year.

Stillwater Extension

The Company acquired, for 100,000 shares of stock, ten unpatented lode mining claims located along the J-M Reef of the Stillwater Complex of south central Montana during 2003. The cost of the properties, $15,000, is included in exploration expenses in 2003.

Lucky Joe Silver-Gold

The Company acquired, for 150,000 shares of stock, two unpatented lode mining claims located on the shore of Pend Oreille Lake of Bonner County, Idaho during 2003. The cost of the former mining property, $15,000, is included in the financial statements under mining properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

Regal Mine

The Company acquired, for 100,000 shares of stock, four contiguous unpatented lode mining claims located in the Moyie-Yaak Mining District of Boundary County, Idaho during 2003. The cost of the former mining property, $15,000, is included in the financial statements under mining properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

Confed Claims Lease

The Company leased, for 1,000,000 shares of its common stock, six unpatented lode mining claims and six patented lode mining claims located in Shoshone County, Idaho during 2004. The lease allows the Company exclusive rights to explore, develop and mine the property; to extract, mill, and market ore or concentrates. The lease expense for 2004 was $350,000, or $0.35 per share for the 1,000,000 shares to be issued. The Company issued 350,000 shares; the remaining 650,000 await issuance. The Company has included $227,500 (the value of the shares to be issued) in accounts payable in the financial statements. See Note 12.

Southwestern United States

Arizona Gold Field

The Company acquired, for 100,000 shares of stock, five unpatented lode mining claims located in the Oatman Mining District of Mojave County, Arizona during 2003. The cost of the properties, $15,000, is included in exploration expenses for 2003.

Mohave and Eureka Claims

The Company acquired, for 10,000 shares of stock, four unpatented lode mining claims located in Mohave County, Arizona and 4 unpatented load mining claims in Eureka County, Nevada during 2003. The cost of the properties, $1,500, is included in exploration expenses in 2003.

Canada

Blende Group

The Company acquired, for cash of $25,000 and 1,000,000 shares of its common stock, sixteen unpatented lode mining claims located in British Columbia, Canada during 2004. The initial cash and stock payments for the purchase of the former mining property, $95,000, is included in the financial statements as an exploration expense at December 31, 2004 as the Company terminated its agreement in 2005. The remaining 800,000 shares were not issued. See Note 16.

Mexico Properties

Sugar Pit #2

The Company paid $14,700 cash during 2001 to acquire a lease to explore this mineral property, located in Mexico. The six-year lease is renewable, subject to renegotiation of the price. This property contains crystalline quartz mineralization. The entire cost of the lease was expensed in 2001.

Other Mexico Mining Properties

The Company has paid, in cash, stock, and equipment $130,500 for five different mining properties in locations in northern Mexico. The Company received interests in these properties which vary from 20-25%, and is expecting to receive those percentages of net sales once mines on the properties are operative. At this time, these mines have not begun operations. The cost of the properties, $130,500, has been expensed in prior years as an exploration expense.

Bilbao-Mexico Property

The Company acquired, for cash of $80,000, four unpatented lode mining claims located in Mexico during 2004. The cost of the former mining property, $80,000, is included in exploration expense in the financial statements for 2004.

NOTE 9 – LEASED MINING PROPERTY

The Company currently leases its mill and mining property in Lakeview Mining District in Bonner County, Idaho to an outside party. The terms of the lease require the Company as lessor to receive $3,000 per month for the life of the lease, as well as payments of royalties of 5% of gross sales. The lease runs for 25 years with optional renewals of 25 years each.

During the year ended December 31, 2003, the Company sent notice to the lessee of the termination of the lease and evicted him from the property due to nonpayment of lease payments. Since then, the lessee has been making lease payments through the Company’s attorney, totaling $12,500 in 2004. See Notes 4 and 15.

NOTE 10 – NOTES RECEIVABLE

On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bears interest of 7% per annum, with principal and unpaid interest due on February 4, 2007. At December 31, 2004, no payments of principal or interest had been paid, and interest of $2,333 had been accrued and is included in accrued interest on the financial statements.

On August 10, 2004, the Company loaned to Spring Creek Properties, LLC, a related party, $53,214. The note bears interest of 7% per annum. All unpaid principal and unpaid interest are due on August 10, 2007. At December 31, 2004, no payments of principal or interest had been paid, and interest of $1,242 had been accrued and is included in accrued interest on the financial statements.

NOTE 11 – SHAREHOLDER LOANS

The shareholder loans on the Company’s balance sheet consist of advances received from various shareholders to assist in temporary cash shortfall. The loans are unsecured and were repaid in full in 2004.

NOTE 12– COMMON STOCK

The Company is authorized to issue 20,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Included in the total shares outstanding for the years ended December 31, 2004 and 2003 are 253,937 and 495,060 shares of treasury stock held by the Company, respectively.

During the year ended December 31, 2003, 3,021,778 shares of common stock were issued for cash totaling $97,900. There were also 620,833 shares of common stock issued in lieu of payment of $62,083 of expenses and 500,000 shares issued for the purchase of mining properties in the amount of $75,000. See Note 8.

During the year ended December 31, 2004, 1,861,857 shares of common stock and attached warrants were issued for cash of $651,650 less commissions paid of $64,466. See Note 13. There were also 45,500 shares of common stock issued in lieu of payment of expenses in the amount of $12,250 and 100,000 shares were issued for the purchase of mining properties in the amount of $35,000 and 350,000 shares of common stock were issued for lease expenses of $122,500. There were also 40,000 shares of treasury stock issued in lieu of payment of expenses in the amount of $14,000 and 100,000 shares issued for the purchase of mining properties in the amount of $35,000. The Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bear interest of 7% per year until their due date in 2007. At December 31, 2004, the Company accrued interest of $1,348, which is included in accrued interest on the financial statements.

NOTE 13 – STOCK OPTIONS

On September 29, 1999 the Company granted stock options to its attorney enabling him to purchase up to 100,000 shares of common stock at a price of $0.01 per share. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.01, risk free interest rate of 5%, an expected life of 5 years, and volatility of 30%. At December 31, 2000 and 2001, $12,221 was recorded for these options based upon these Black Scholes assumptions. These stock options do not have an explicit expiration date.

On October 18, 1999, the Company granted stock options to two individuals enabling them to purchase up to 10,000 shares each of common stock at a price of $1.00 per share.

In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $1.00, risk free interest rate of 5%, an expected life of 2 years, and a volatility of 30%. At December 31, 2000 and 2001, no value was recorded for these options based upon these Black Scholes assumptions. These stock options expire January 2, 2002.

No new stock options were issued during the year ended December 31, 2003.

During the year ended December 31, 2004, the Company sold in private placement 1,861,857 shares of common stock with one warrant attached. The warrants are exercisable of $0.75 per shares and expire one year from the purchase date.

In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.75, risk free interest rate of 4%, an expected life of 1 year, and a volatility of 31%. At December 31, 2004, these warrants were valued at $120,573.

NOTE 14 – REVENUES

The Company’s revenues originate from the sale of timber from its properties in Idaho. (See Note 8) The revenues for the years ended December 31, 2004 and 2003 were $131,250 and $102,096, respectively.

NOTE 15 – COMMITMENTS & CONTINGENCIES

Environmental Issues

The Company is engaged in mineral mining and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration procedures as they relate to mineral mining and the operation thereof.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Leases

During 2004, the Company entered into a one-year lease for office space located in Kellogg, Idaho at the rate of $250 per month. The lease expires October 31, 2005.

Also during 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s (“the Confed mining lease”) terms call for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000. Future lease payments on the property are 100,000 shares of common stock per year. The value of these future lease payments based on the current market value of the Company’s common stock would be $35,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock.

Litigation

In 2004, the Company entered into litigation with the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. At this time, no judgment has been made in this matter and the lessee has begun making lease payments to the Company. See Notes 4 and 9.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company terminated its agreement for the purchase of the Blende Group mining properties. The shares of common stock to be issued under this agreement in 2005 were not issued, and all payments related to this property are included in mining and exploration expenses in the accompanying financial statements.

PART III

ITEM 1. INDEX TO EXHIBITS

ITEM 2. DESCRIPTION OF EXHIBITS

2.1 (a)	Articles of Incorporation. (*)

2.1 (b)	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)

2.1 (c)	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)

2.1(d)	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)

2.1 (e)	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)

2.2	Bylaws. (*)

10.1	Office Lease between the company and Shoshone Business Center, Inc. dated November 1, 2004. (+)

10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. (+)

10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. (+)

23.1	Consent of Williams & Webster, P.S.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)

+	Filed herewith.
*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: August 2, 2006	By:	/s/ Lex Smith
Lex Smith
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 2, 2006	By:	/s/ Lex Smith
Lex Smith
President and Chief Executive Officer

Dated: August 2, 2006	By:	/s/ Carol Stephan
Carol Stephan
Secretary and Chief Financial Officer