Form 10QSB
period 2005-03-31
SHOSHONE SILVER MINING CO INC
filed 2006-12-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________________ TO __________________________.

Commission File Number 000-21623

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1176 Big Creek Road, Ste E-106, Kellogg, ID 83837
(Address of principal executive offices) (Zip Code)

(208) 752-1070
(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

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

Class	Outstanding as of March 31, 2005
Common Stock ($0.10 par value)	17,393,797

Transitional Small Business Disclosure Format (check one): Yes [X] No [  ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended March 31, 2005

PART I - Financial Information

Item 1 - Financial Statements

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant’s services under Regulation S-X Article 2. We expect to file amended filings after theses services are completed to correct this departure from the requirements of Regulation S-X Article 2.

Shoshone Silver Mining Company
Balance Sheets

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,094	$251,683
Deposits and prepaid expenses	20,072	19,483
Supplies inventory	5,293	5,303
Other current assets	15,100	5,100
Total Current Assets	119,559	281,569

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,636,815	1,636,815
Accumulated depreciation	(1,095,816)	(1,087,958)
Total Property, Plant and Equipment	540,999	548,857

MINERAL AND MINING PROPERTIES	357,745	311,218

OTHER ASSETS
Notes receivable	93,214	93,214
Accrued interest	7,381	4,923
Investments	636,465	1,020,236
Total Other Assets	737,060	1,118,373

TOTAL ASSETS	$1,755,363	$2,260,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$--	$43,379
Accrued expenses and other liabilities	227,500	227,500
Short-term loan	--	--
Total Current Liabilities	227,500	270,879

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 20,000,000 shares authorized; 17,393,797
shares issued and outstanding	1,739,380	1,739,380
Additional paid-in capital	2,966,756	2,966,756
Treasury stock	(26,834)	(26,834)
Stock options	12,221	12,221
Subscriptions receivable	(20,225)	(20,225)
Accumulated deficit	(3,524,106)	(3,416,017)
Accumulated other comprehensive income	380,671	733,857

Total Stockholders’ Equity	1,527,863	1,989,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,755,363	$2,260,017

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

REVENUES
Sales	$18	$638
Total Revenues	18	638

COST OF REVENUES	11	--

GROSS PROFIT	7	638

OPERATING EXPENSES
General and administrative	44,664	70,059
Professional fees	12,251	12,010
Depreciation	7,858	7,858
Mining expenses	26,838	21,945
Total Operating Expenses	91,611	111,872

LOSS FROM OPERATIONS	(91,604)	(111,234)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of investments	(19,380)	13,934
Lease income	--	5,100
Dividend and interest income	2,892	21
Gain on trading securities	--	--

Total Other Income (Expenses)	(16,488)	19,055

NET LOSS	(108,092)	(92,179)

OTHER COMPREHENSIVE INCOME

Unrealized holding gain on investments	(353,186)	597,176

NET COMPREHENSIVE INCOME (LOSS)	$(461,278)	$504,997

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0,027)	$0.033

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	17,393,797	15,293,209

See accompanying condensed notes to interim financial statements.

     Shoshone Silver Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(108,092)	$(92,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,858	7,858
Net (gain) loss on sale of investments	19,380	(13,934)
Net (gain) loss on sale of marketable securities	--	--
Common stock issued for services	--	12,250
Common stock issued on contract for mining properties	--	(542,500)

Change in assets and liabilities:
Prepaid expenses	(586)	(13,113)
Inventories	10	--
Other current assets	(10,000)	(49,822)
Accrued interest	(2,458)	(49,822)
Accounts payable	(43,379)	(5,542)
Accrued expenses and other liabilities	--	561,524

Net cash provided to (used by) operating activities	(137,267)	(135,458)

Cash flows from investing activities:
Purchases of investments	(29,036)	(146,749)
Proceeds from sales of investments	40,241	20,383
Purchases of mining properties	(46,527)	(25,014)
	--	--

Net cash provided (used) by investing activities	(35,322)	(151,380)

Cash flows from financing activities:
Common stock issued for cash	$--	$636,775
Advances on short-term loan	--	1,200
Commissions paid on private placement offering	--	(63,677)
Repayment of short-term loan	--	(17,100)
Net cash provided (used) by financing activities	--	557,198

Net increase (decrease) in cash	(172,589)	270,360
Cash, beginning of period	251,683	17,403

Cash, end of period	$79,094	$287,763

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$30	$50

Noncash investing and financing activities:
Common stock issued for mining properties	--	157,500
Treasury Stock issued for note receivable	--	20,225

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Condensed Notes to the Consolidated Financial Statements

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,524,106 through March 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seed additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The investments are summarized as follows:

		December 31,
	March 31, 2005	2004

Fair value of investments	$636,465	$1,020,236
Gross unrealized gain	380,671	733,857

Cost	$255,794	$286,379

4.	Commitments and Contingencies

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

SHOSHONE SILVER MINING COMPANY
Comparison of the Three Months Ended March 31, 2005 and 2004

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

          Overview. Shoshone recorded a net loss of $108,000, or $0.006 per diluted share, for the three months ended March 31, 2005, compared with a net loss of $92,000, or $0.006 per diluted share, for the three months ended March 31, 2004. The increase in net loss for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 was primarily due to a decrease in other income partially offset by a decrease in operating expenses.

          Other Income. Other income was a loss of $16,000 for the three months ended March 31, 2005 and an income of $19 thousand for the three months ended March 31, 2004. The decrease for the three months ended March 31, 2005, compared with the three months ended March 31, 2004 was primarily due to a decrease in net gain realized on sale of investments.

      Operating Expenses. Operating expenses were $92,000 and $112,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in operating expenses was primarily a result of decreased general and administrative expenses partially offset by increased mining expenses.

Financial Position

          Assets. At March 31, 2005, Shoshone’s assets were $1.8 million, up $0.5 million from $2.3 million at December 31, 2004.

          Investments. Shoshone’s investment portfolio at March 31, 2005 was $636,000, a decrease of $400,000 from the December 31, 2004 balance of $1.0 million. The decrease was primarily due to decreases in fair values.

          Mineral and Mining Properties. At March 31, 2005, mineral and mining properties were $358,000, up $47,000 from $311,000 at December 31, 2004. The increase was primarily due to the acquisition of two additional mining properties during the current quarter.

          Accrued Expenses and Other Liabilities. Accrued Expenses and Other Liabilities remained at $228,000 at March 31, 2005 and at December 31, 2004.

Liquidity and Sources of Funds

          During the three months ended March 31, 2005, cash used in investing activities consisted primarily of the purchase of mining properties and available-for-sale securities in the investment portfolio partially offset by proceeds from sales of available-for-sale securities. During the same period, there was no cash provided by financing activities.

Capital Resources

          Shoshone’s total stockholders’ equity was $1.5 million at March 31, 2005 compared with $2.0 million at December 31, 2004. The decrease in total stockholders’ equity was primarily due to decreased accumulated other comprehensive income. Stockholders’ equity was 87.2% of total assets at March 31, 2005 compared with 88.0% at December 31, 2004.

          At March 31, 2005, Shoshone had an unrealized gain of $381,000, net of related income taxes, on investments classified as available for sale. At December 31, 2004, Shoshone had an unrealized gain of $734,000, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

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

Item 3 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of March 31, 2005, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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

None

Item 5 - Changes in Securities and Use of Proceeds

Not applicable.

Item 6 - Defaults Upon Senior Securities

          Not applicable.

Item 7 - Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 8 - Other Information

          Not applicable.

Item 9 - Exhibits and Reports on Form 8-K

(a) Exhibit No.	Exhibit

3.1	Articles of Incorporation of Shoshone. (*)

3.2	Bylaws of Shoshone. (*)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	The Registrant has no outstanding long-term debt.

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. During the quarter ended March 31, 2005, there were no reports filed on Form 8-K.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY
(Registrant)

November 27, 2006	By:	/s/ Lex Smith
Date		Lex Smith
President
and Chief Executive Officer

November 27, 2006	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
Financial Officer