Form 10QSB
period 2005-06-30
SHOSHONE SILVER MINING CO INC
filed 2006-12-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________.

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

Class	Outstanding as of June 30, 2005
Common Stock ($0.10 par value)	17,433,797

Transitional Small Business Disclosure Format (check one): Yes [X]   No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended June 30, 2005

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

Shoshone Silver Mining Company
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,441	$251,683
Deposits and prepaid expenses	26,857	19,483
Supplies inventory	4,955	5,303
Other current assets	17,600	5,100
Total Current Assets	97,853	281,569

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,636,815	1,636,815
Accumulated depreciation	(1,103,674)	(1,087,958)
Total Property, Plant and Equipment	533,141	548,857

MINERAL AND MINING PROPERTIES	357,745	311,218

OTHER ASSETS
Notes receivable	93,214	93,214
Accrued interest	9,411	4,923
Investments	570,231	1,020,236
Total Other Assets	672,856	1,118,373

TOTAL ASSETS	$1,661,595	$2,260,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$--	$43,379
Accrued expenses and other liabilities	227,500	227,500
Short-term loan	--	--
Total Current Liabilities	227,500	270,879

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 20,000,000 shares authorized;
17,433,797 and 17,393,797 shares issued and outstanding, respectively	1,743,380	1,739,380
Additional paid-in capital	2,970,756	2,966,756
Treasury stock	(26,834)	(26,834)
Stock options	12,221	12,221
Subscriptions receivable	(20,225)	(20,225)
Accumulated deficit	(3,562,648)	(3,416,017)
Accumulated other comprehensive income	317,445	733,857

Total Stockholders’ Equity	1,434,095	1,989,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,661,595	$2,260,017

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Operations and Comprehensive Income
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES
Sales	$416	$--	$434	$638
Total Revenues	416	--	434	638

COST OF REVENUES	338	--	348	--

GROSS PROFIT	78	--	86	638

OPERATING EXPENSES
General and administrative	28,252	47,994	72,916	118,053
Professional fees	8,498	3,739	20,749	15,749
Depreciation	7,858	7,858	15,716	15,716
Mining expenses	9,628	21,207	36,466	43,152
Total Operating Expenses	54,236	80,798	145,847	192,670

LOSS FROM OPERATIONS	(54,158)	(80,798)	(145,761)	(192,032)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of investments	13,385	--	(5,995)	13,934
Lease income	--	--	--	5,100
Dividend and interest income	2,232	172	5,124	193
Net gain (loss) on sale of marketable
securities	--	--	--	--

Total Other Income (Expenses)	15,617	172	(871)	19,227

NET LOSS	(38,541)	(80,626)	(146,632)	(172,805)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding income (loss) on
investments	(63,226)	(755,501)	(63,226)	(158,325)

NET COMPREHENSIVE INCOME (LOSS)	$(101,767)	$(836,127)	$(209,858)	$(331,130)

INCOME (LOSS) PER COMMON SHARE –
BASIC AND DILUTED	$(0.006)	$(0.053)	$(0.012)	$(0.021)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	17,399,908	11,298,026	17,399,908	11,298,026

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(146,632)	$(172,805)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,716	15,716
Net (gain) loss on sale of investments	5,995	(13,934)
Common stock issued for services	8,000	26,250

Change in assets and liabilities:
Deposits and prepaid expenses	(7,374)	(18,215)
Supplies inventory	348	--
Other current assets	(12,500)	(41,063)
Accrued interest	(4,488)	--
Accounts payable	(43,379)	(5,542)
Accrued expenses and other liabilities	--	542,500

Net cash provided (used) by operating activities	(184,314)	(209,593)

Cash flows from investing activities:
Purchases of investments	(29,036)	(203,825)
Proceeds from sales of investments	56,635	20,382
Purchases of mining properties	(46,527)	(105,053)
Purchase of marketable securities	--	--

Net cash provided (used) by investing activities	(18,928)	(288,496)

Cash flows from financing activities:
Common stock issued for cash	$--	$651,650
Advances on short-term loan	--	1,200
Commissions paid on private placement offering	--	(64,465)
Repayment of short-term loan	--	(17,100)
Net cash provided (used) by financing activities	--	571,285

Net increase (decrease) in cash	(203,242)	73,196
Cash, beginning of period	251,683	17,403

Cash, end of period	$48,441	$90,599

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$30	$30

Noncash investing and financing activities:
Common stock issued for mining properties	$--	$157,500
Treasury stock issued for note receivable	$--	$20,225

See accompanying condensed notes to interim financial statements.

Shoshone Silver Mining Company
Notes to the Consolidated Financial Statements

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,562,648 through June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seed additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The investments are summarized as follows:

		December 31,
	June 30, 2005	2004

Fair value of investments	$570,231	$1,020,236
Gross unrealized gain	317,445	733,857

Cost	$252,786	$286,379

4.	Commitments and Contingencies

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

Item 2 - Management’s Discussion and Analysis or Plan of Operation

SHOSHONE SILVER MINING COMPANY
Comparison of the Three and Six Months Ended June 30, 2005 and 2004

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

          Overview. Shoshone recorded a net loss of $39,000, or $0.002 per diluted share, for the three months ended June 30, 2005, compared with a net loss of $81,000, or $0.007 per diluted share, for the three months ended June 30, 2004. Shoshone recorded a net loss of $147,000, or $0.008 per diluted share, for the six months ended June 30, 2005, compared with a net loss of $173,000, or $0.015 per diluted shares, for the six months ended June 30, 2004. The decrease in net loss for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due primarily to decreases in operating expenses and increase in other income. The decrease in net losses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to decreased operating expenses partially offset by a decrease in other income.

          Other Income. Other income was $16,000 and $(0.9) thousand for the three months ended June 30, 2005 and 2004, respectively. Other income was $0.2 thousand and $19,000 for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to net gain realized on sale of investments.

           Operating Expenses. Operating expenses were $54,000 and $81,000 for the three months ended June 30, 2005 and 2004, respectively. Operating expenses were $146,000 and $193,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in operating expenses was primarily due to decrease general and administration expenses and mining expenses partially offset by increase professional fees.

Financial Position

          Assets. At June 30, 2005, Shoshone’s assets were $1.7 million, down $0.6 million from $2.3 million at December 31, 2004.

          Investments. Shoshone’s investment portfolio at June 30, 2005 was $570,000, a decrease of $450,000 from the December 31, 2004 balance of $1.0 million.

          Mineral and Mining Properties. At June 30, 2005, mineral and mining properties were $358,000, up $47,000 from $311,000 at December 31, 2004. The increase was primarily due to acquisitions of three mining properties during the first quarter of 2005.

          Accrued Expenses and Other Liabilities. Accrued Expenses and Other Liabilities remained at $228,000 at June 30, 2004 and December 31, 2004.

Liquidity and Sources of Funds

          During the six months ended June 30, 2005, cash used in investing activities consisted primarily of the purchase of available-for-sale securities in the investment portfolio and mining properties, partially offset by proceeds from sale of investments. During the same period, there was no cash provided by financing activities.

Capital Resources

          Shoshone’s total stockholders’ equity was $1.4 million at June 30, 2005 compared with $2.0 million at December 31, 2004. The increase in total stockholders’ equity was primarily due to common stock issued for cash through a private placement offering and other common stock issued for services and acquisition of mining properties. Stockholders’ equity was 86.3% of total assets at June 30, 2005 compared with 88.0% at December 31, 2004.

          At June 30, 2005, Shoshone had an unrealized gain of $317,000, net of related income taxes, on investments classified as available for sale. At December 31, 2004, Shoshone had an unrealized gain of $734,000, net of related income taxes, on investments classified as available for sale. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

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

Item 7 - Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 8 - Other Information

          Not applicable.

Item 9 - Exhibits and Reports on Form 8-K

(a) Exhibit No.	Exhibit

3.1	Articles of Incorporation of Shoshone. (*)

3.2	Bylaws of Shoshone. (*)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	The Registrant has no outstanding long-term debt.

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. During the quarter ended June 30, 2005, there were no reports filed on Form 8- K.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.

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