Form 10QSB
period 2005-09-30
SHOSHONE SILVER MINING CO INC
filed 2006-12-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________________ TO ________________________.

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

Class	Outstanding as of September 30, 2005
Common Stock ($0.10 par value)	17,513,800

Transitional Small Business Disclosure Format (check one): Yes [X]   No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended September 30, 2005

PART I – FINANCIAL INFORMATION

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 2. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 2.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Cash	$4,480	$251,683
Receivable from related party	-	-
Deposits and prepaids	44,697	24,583
Supplies inventory	4,955	5,303
Total Current Assets	54,132	281,569

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,636,815	1,636,815
Accumulated depreciation	(1,111,532)	(1,087,958)
Total Property Plant and Equipment	525,283	548,857

MINERAL AND MINING PROPERTIES	382,745	311,218

OTHER ASSETS
Notes receivable from related parties	93,214	93,214
Accrued interest	9,411	4,923
Investments	558,439	1,020,236
Total Other Assets	661,064	1,118,373

TOTAL ASSETS	$1,623,224	$2,260,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$227,739	$270,879
Total Current Liabilities	227,739	270,879

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
17,513,800 and 17,393,797 shares issued and outstanding	1,751,380	1,739,380
Additional paid-in capital	2,970,756	2,966,756
Treasury stock	(26,834)	(26,834)
Stock options	12,221	12,221
Subscriptions receivable	(20,225)	(20,225)
Accumulated deficit	(3,597,466)	(3,416,017)
Accumulated other comprehensive income	305,653	733,857
Total Stockholders' Equity	1,395,485	1,989,138

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,623,224	$2,260,017

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

REVENUES	$55	$39,325	$489	$39,963

COST OF REVENUES	-	-	348	-

GROSS PROFIT	55	39,325	141	39,963

OPERATING EXPENSES
General and administrative	9,678	24,158	82,594	142,211
Professional fees	3,056	8,401	23,805	24,150
Depreciation	7,858	7,858	23,574	23,575
Mining and exploration expenses	14,913	45,418	51,379	88,570
Total Operating Expenses	35,505	85,835	181,352	278,506

LOSS FROM OPERATIONS	(35,450)	(46,510)	(181,211)	(238,543)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	-	21,835	(5,995)	35,770
Lease income	-	5,150	-	10,250
Other income	540	-	540	-
Dividend and interest income	93	206	5,217	398
Total Other Income (Expenses)	633	27,191	(238)	46,418

LOSS BEFORE INCOME TAXES	(34,817)	(19,319)	(181,449)	(192,125)

INCOME TAXES	-	-	-	-

NET LOSS	(34,817)	(19,319)	(181,449)	(192,125)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(11,792)	(17,308)	(428,205)	(175,633)

NET COMPREHENSIVE INCOME (LOSS)	$(46,609)	$(36,627)	$(609,654)	$(367,758)

NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$(0.002)	$(0.001)	$(0.010)	$(0.011)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,477,753	17,393,798	17,430,121	16,957,826

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(181,449)	$(192,125)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	23,574	23,575
Common stock issued for services	8,000	26,250
Common stock issued for mining and exploration expenses	-	(542,500)
Net loss (gain) on sale of investments	5,995	(35,770)
Changes in assets and liabilities:
Increase in receivable from related party	-	-
Increase in deposits and prepaids	(20,114)	(94,414)
Decrease (increase) in supplies inventory	348	(3,450)
Increase in accrued interest receivable	(4,488)	-
(Decrease) increase in accounts payable	(43,140)	551,516
Net cash used in operating activities	(211,274)	(266,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(29,036)	(207,063)
Proceeds from sale of investments	56,634	55,727
Purchase of mineral and mining properties	(71,527)	(105,053)
Net cash provided (used) for investing activities	(43,929)	(256,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	8,000	651,650
Advances on short-term loan	-	10,500
Commissions paid on private placement offering	-	(64,465)
Repayment of short term loan	-	(17,100)
Net cash provided by financing activities	8,000	580,585

Net increase (decrease) in cash	(247,203)	57,278

Cash, beginning of period	251,683	17,403

Cash, end of period	$4,480	$74,681

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$30

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for purchase of mining properties	$-	$157,500
Treasury stock issued for note receivable	$-	$20,225
Common stock issued for services	$8,000	$-

The accompanying notes are an integral part of these financial statements.

Shoshone Silver Mining Company
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mines Company (hereinafter “the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating is Mexico property explorations and future operations.

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

Estimates

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

Preparation of Interim Consolidated Financial Statements

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,597,466 through September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seed additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

The Company had a prepaid a balance on the credit card of one of its officers to be used for the Company’s expenses that this officer pays out of pocket. Each month the officer presented the receipts and credit card statement to the Company and the board for approval. The remaining prepaid balance on this credit card at September 30, 2005 was $1,365.

During the first nine months of fiscal 2005, the company prepaid advertising services to be performed by an unrelated mining company. The remaining prepaid balance at September 30, 2005, was $4,500.

During the year ended December 31, 2003, the Company prepaid $5,100 to a consulting firm for the development of stock tracking software to be used by the Company’s stock transfer agent for the tracking of the Company’s own common stock issued.

During the fiscal year ended December 31, 2004, the Company prepaid legal services with one of its attorneys. As the attorney accrues expenses on behalf of the Company, the billings are charged against the deposit. The balance held in trust with this attorney at September 30, 2005 is $5,892.

During 2004, the Company, through another attorney, received monthly lease payments on the Lakeview property lease which was being disputed. The attorney held these revenues for the Company and, with the Company’s permission, is deducting expenses that the attorney is accruing. The balance of lease income held in trust with this attorney at September 30, 2005 is $7,061. See Note 5.

During the fiscal year ended December 31, 2004, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance at September 30, 2005, was $7,916.

During the first nine months of fiscal 2005, the Company prepaid $12,500 to a related party. The Company made this prepayment for certain administrative services to be performed by the related party.

NOTE 4: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding loss during the nine-month period ended September 30, 2005 of $428,205. This is recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other accumulated comprehensive income.

The investments are summarized as follows:

	Sept. 30,	Dec. 31,
	2005	2004
Fair value of investments	$558,439	$1,020,236
Gross unrealized gain	305,653	733,857
	$252,786	$286,379

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental Issues
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

Litigation
In 2004, the Company entered into litigation with the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. During the three-month period ended September 30, 2005, the lessee was evicted from the property and the lease was canceled.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

This report contains forward-looking statements

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Our forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

General

Shoshone Silver Mining Company (“Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company’s name was changed to Shoshone Silver Mining Company. The Company’s year end is December 31.

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-months periods ended September 30, 2005 with the same periods in the prior year. The tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended September 30,
	2005	2004	$ change	% change
REVENUES	$55	$39,325	$(39,270)	-99.9%
COST OF REVENUES	-	-	-	0.0%
GROSS PROFIT	55	39,325	(39,270)	-99.9%
General and administrative	9,678	24,158	(14,480)	-59.9%
Professional fees	3,056	8,401	(5,345)	-63.6%
Depreciation	7,858	7,858	-	0.0%
Mining and exploration expenses	14,913	45,418	(30,505)	-67.2%
Total Operating Expenses	35,505	85,835	(50,330)	-58.6%
LOSS FROM OPERATIONS	(35,450)	(46,510)	11,060	-23.8%
Net gain (loss) on sale of securities	-	21,835	(21,835)	-100.0%
Lease income	-	5,150	(5,150)	-100.0%
Other income	540	-	540	0.0%
Dividend and interest income	93	206	(113)	-54.9%
Total Other Income (Expenses)	633	27,191	(26,558)	-97.7%
NET LOSS	$(34,817)	$(19,319)	$(15,498)	80.2%

	Nine Months Ended September 30,
	2005	2004	$ change	% change

REVENUES	$489	$39,963	$(39,474)	-98.8%
COST OF REVENUES	348	-	348	0.0%
GROSS PROFIT	141	39,963	(39,822)	-99.6%
General and administrative	82,594	142,211	(59,617)	-41.9%
Professional fees	23,805	24,150	(345)	-1.4%
Depreciation	23,574	23,575	(1)	0.0%
Mining and exploration expenses	51,379	88,570	(37,191)	-42.0%
Total Operating Expenses	181,352	278,506	(97,154)	-34.9%
LOSS FROM OPERATIONS	(181,211)	(238,543)	57,332	-24.0%
Net gain (loss) on sale of securities	(5,995)	35,770	(41,765)	-116.8%
Lease income	-	10,250	(10,250)	-100.0%
Other income	540	-	540	0.0%
Dividend and interest income	5,217	398	4,819	1210.8%
Total Other Income (Expenses)	(238)	46,418	(46,656)	-100.5%
NET LOSS	$(181,449)	$(192,125)	$10,676	-5.6%

Overview of Operating Results

The increase in net loss during the three months ended September 30, 2005 (the “2005 third quarter”) was primarily the results of significantly reduced revenues and a gain on the sale of securities during the three months ended September 30, 2004 (the “2004 third quarter”). Partially offsetting these negative impacts was a decrease in operating expenses during the 2005 third quarter compared with the same period a year ago.

The decrease in net loss during the nine months ended September 30, 2005 was primarily the result of reduced operating expenses compared with the same period a year ago. Partially offsetting this positive impact were reduced revenues and a $(5,995) net loss on the sale of securities during the nine month period ended September 30, 2005 compared with a $35,770 net gain on the sale of securities in the same period a year ago.

Operating Expenses

The decrease in operating expenses during both the three- and nine-month periods ended September 30, 2005 were primarily attributable to decreased general and administration expenses, decreased mining and exploration expenses and, to a lesser extent, decreased professional fees.

Other Income (Expenses)

The decreases in other income net of other expenses during the three- and nine-months periods ended September 30, 2005 compared to the same periods a year ago were primarily due to a significant decrease in net gain on the sale of securities. Also contributing to these decreases was the cessation of lease income during fiscal 2005. See “Legal Proceedings” below for further details.

Overview of Financial Position
At September 30, 2005, Shoshone’s current ratio was 0.23 to 1.00 compared with 1.03 to 1.00 at December 31, 2004. This decline was primarily due to a decrease in cash of $242,203 partially offset by an increase of $20,114 in deposits and prepaid expenses.

Investments

Shoshone’s investment portfolio at September 30, 2005 was $558,439, a decrease of $461,797 from the December 31, 2004 balance of $1,020,236. This decrease was primarily attributable to decreases in the fair value of several of the Company’s investments. See “Note 4: Investment” to our consolidated financial statements for further details.

Mineral and Mining Properties

At September 30, 2005, mineral and mining properties were $382,745, an increase of $71,527 from $311,000 at December 31, 2004. The increase was primarily due to acquisitions of three mining properties during the first nine months of 2005.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $227,739 at September 30, 2005 compared with $270,879 at December 31, 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Company’s operating activities used $211,274. This was primarily the result of a net loss of $181,449 and decrease in accounts payable.

During the nine months ended September 30, 2005, the Company’s financing activities provided $8,000 form the proceeds from the sale of common stock.

During the nine months ended September 30, 2005, cash used in investing activities consisted primarily of the purchase mining properties and the purchase of available-for-sale securities. These uses were partially offset by proceeds from sale of investments.

Shoshone’s total stockholders’ equity was $1,395,485 at September 30, 2005, a decrease of $593,653 from $1,989,138 million at December 31, 2004. The decrease in total stockholders’ equity was primarily due to due a decrease of $428,204 in accumulated other comprehensive income which was the result of a decrease in the fair value of the Company’s available for sale investments. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 4: Investment” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of September 30, 2005, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

Changes in Internal Controls

There have not been any significant changes in Shoshone’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers’ evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

In 2004, the Company entered into litigation with the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. During the three-month period ended September 30, 2005, the lessee was evicted from the property and the lease was canceled.

Item 2 - Changes in Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

(a) Exhibit No.	Exhibit

3.1	Articles of Incorporation of Shoshone. (*)

3.2	Bylaws of Shoshone. (*)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on F

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
and Financial Officer