Form 10KSB
period 2005-12-31
SHOSHONE SILVER MINING CO INC
filed 2006-12-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year: $833

On October 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the
Registrant was approximately $2,645,217 based upon the closing price on the Over the Counter Bulletin Board reported for such date

(ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court: Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

tate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

18,143,797 shares outstanding as of December 31, 2005

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

Transitional Small Business Disclosure Format (check one): Yes [X]  No [   ]

ii

FORM 10-KSB
For the Fiscal Year Ended December 31, 2005

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended December 31, 2005, may contain forward looking statements. These include statements regarding our intent, belief or expectations, or the intent, belief or expectations of our directors or officers with respect to:

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
  The impact of changes in the economy, including the liquidity of precious metals markets;
  Changes in political and economic conditions in major metals producing regions;
  Inability to fund diligence work at Shoshone’s properties required to secure it’s rights under certain unpatented mining claims;
  Compliance with and changes to regulations within the exploration, development and mining industries, such as regulations relating to taxes, royalties, land tenure and land use;
  Compliance with and changes to environmental regulations;
  Challenges to the validity of Shoshone’s unpatented mining claims by the government or other third parties;
  Competition within the exploration, development and mining industries; and
  Changes in federal, state and local legislation.

These unexpected results could occur due to many different circumstances, some of which are beyond Shoshone’s control, such as changes in regulations and changes in the capital markets or the economy generally.

Forward looking statements are only expressions of our present expectations and intentions. Forward looking statements are not guaranteed to occur and they may not occur. You should not place undue reliance upon forward looking statements. You should read the above cautionary statements as being applicable to all forward looking statements wherever they appear. We assume no obligation to update the forward looking statements or the reasons why actual results could differ from those projected in the forward looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," “the Company "we" and "our" refer to Shoshone Silver Mining Company.

Shoshone Silver Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969, and subsequently changed its name to Shoshone Silver Mining Company on January 22. 1970. The Company was formed to explore, develop and produce precious metals with a focus on northern Idaho and initially Canada. In the late 1990's, the Company was unable to productively utilize its Lakeview property and elected to concentrate more on exploration activities in Idaho but also increasingly other western states and Mexico. In 2004, we formed a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating our Mexico property explorations and future operations.

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for platinum group metals. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Idaho, Montana, Arizona and Mexico. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income.

EXPLORATION PROPERTIES

			Lode Claims
Project	Location	Acres	Patented	Unpatented
Idaho Lakeview	Bonner County, Idaho	600	10	15
Shoshone	Shoshone County, Idaho	79	5	-
Bullion	Shoshone County, Idaho	172.5	7	2
Auxer Mine	Bonner County, Idaho	40	-	2
Lucky Joe	Bonner County, Idaho	40	-	2
Regal Mine	Boundary County, Idaho	80	-	4
Confed Claims Lease	Bonner County, Idaho	240	-	6
Stillwater Extension	Stillwater County, Montana	200	-	10
Montgomery Mine	Boundary County, Idaho	500	-	25
Arizona Goldfield	Mohave County, Arizona	80	-	4
Gold Road Claims	Mohave County, Arizona	320	-	16
California Creek Properties	Elko County, Nevada	360	-	18
Bilbao	State of Zacatecas, Mexico	3,284
Other Mexican Properties	State of Sonora, Mexico

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

The Idaho Lakeview and Keep Cool Group consists of 4 patented and 10 unpatented lode mining claims

In 2003, the Company sent notice to the lessee of the termination of the lease and evicted the tenant from the property due to nonpayment of lease payments. In 2004, the Company commenced an action against the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. During 2004, the lessee made lease payments totaling $12,500 through the Company’s attorney. In 2005, the lessee was evicted from the property, the lease was canceled and the lessee has no remaining rights to the property..

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

Impairment:

Although there has been continuing lack of progress of the lessee in developing the property, when compared to the market value of the property, the deferred costs of $266,218 have not suffered impairment. Accordingly, as of December 31, 2005, the Company does not consider a write-down to the carrying cost necessary.

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

Exploration Plans:

There are currently no plans to conduct any exploration on the Company’s Shoshone properties .

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

Land Status:

The Bullion group consists of 7 patented and 2 unpatented lode claims totaling 172.5 acres.

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

The Bullion Property covers the Bullion Mine workings, located on the Champion Vein.

Exploration History:

The Bullion claim group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana Border. The 2 unpatented Bullion Group claims totaling 40 acres have been leased to Sterling Mining. Lease terms stipulate a 4 year exploration program commencing within 5 years of the lease date. Shoshone will receive 10% net profit from any mined minerals.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at December 31, 2005, the Company did not consider a write-down to the carrying cost necessary.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at December 31, 2005, the Company did not consider a write-down to the carrying cost necessary.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at December 31, 2005, the Company did not consider a write-down to the carrying cost necessary.

Confed Claims Lease

The Company has leased from Chester Mining a group of patented and unpatented properties commonly referred to as the Confed Claims Lease that surround the Conjecture Mine located in Bonner County, Idaho near the Shoshone milling facility. The 25 year lease, with a 25 year extension option, was obtained for consideration of 1,000,000 shares of Shoshone stock. The lease stipulates payment of net smelter returs, the amount of which depends upon the price of silver, or an advance royalty of $250 per month. Details may be found in the attached lease.

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

Impairment:

The deferred costs of $350,000 were included in exploration expenses in the year ended December 31, 2004

Stillwater Extension Claims

The Stillwater Extension property consists of 10 un-patented lode claims covering 200 acres of the Stillwater Complex of south central Montana. The Stillwater Complex is a mafic-ultramafic layered intrusive that includes the 28-mile long J-M Reef, which hosts Platinum Group Metals (PGM) including the Stillwater Mine and East Boulder Mines.

Location and Access:

The Stillwater Extension claims are located approximately five miles southeast of the Stillwater Mine and cover a projected eastern extension of J-M Reef. The claims are located in Sections 2, 3, 11, T6S, R16E.

Land Status:

In 2003, Shoshone Silver Mining Company purchased the Stillwater Claims for $15,000. The Company controls 10 un-patented lode claims covering 200 acres.

Geology:

The Stillwater Extension Claims are located within the Stillwater mafic-ultramafic layered intrusive complex. The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layer in the sequence. The PGM in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 percent iron, copper and nickel sulfides, and trace amounts of gold and silver.

Exploration History:

The Johns Manville Corporation discovered palladium and platinum along the J-M Reef of the Stillwater Complex in the early 1970s. In 1979 a Manville subsidiary partnered with Chevron to develop the property. Underground operations at the Stillwater Mine commenced in 1986.

In 2003, Shoshone purchased the Stillwater Extension claims.

Exploration Plans:

The Company plans an evaluation program including; geologic mapping, rock chip and soil geochemical surveys, interpretation of public domain geophysical data. The program will be conducted to determine the suitability of a joint venture partner.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in the year ended December 31, 2003

Montgomery Mine Group

The company controls unpatented claims that cover and surround the Montgomery mine near Copeland in Boundary County, Idaho.

Location and Access:

The claims are in section 30, township 65N, range 1E. A geographic reference point for the claims is 48°57’ 19” North and 116° 23’ 02” West.

The property is reached via 2 miles of access road from County Road 49 3.7 miles north on State Highway 1 from the intersection of State Highway 1 and U.S. Highway 95, approximately 12 miles north of Bonners Ferry, Idaho. The Montgomery mine is accessible year round.

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1800’ of relief in the claim group. No additional claims are staked in the area.

Geology:

The area is underlain by the Prichard and Allrich formations of the lower Belt series. The quartzites and impure quartzites of the Prichard and Allrich formations have been locally intruded by diorite sills. These sills strike northwest across the property and dip gently to the northeast.

The Diorite sills exhibit anomalous Platinum Group Metals (PGM) values that may have economic potential. The sills also host prominent quartz veins that exhibit significant Copper, Lead, Silver, and Gold values that provide an additional economic potential to the property.

Exploration History:

The property has been explored by means of approximately 3500’ of drift development in 3 primary tunnels and 4 smaller tunnels. This development appears to establish lateral continuity of the sills and veins. In addition to drifting there have been several diamond drill holes completed and at least one surface geophysics survey has been run on the property.

Records from this historic work are incomplete or unavailable, therefore results from this work are considered unreliable for resource analysis or interpretation.

Exploration Plans:

These claims require the rehabilitation of the 3 primary tunnels. Once access is available the sills and veins will be mapped and sampled underground. In addition the property should have a new surface geophysics survey performed.

Results from these efforts will be analyzed and used to develop a comprehensive drill program. Completion of these activities could produce a mineralized material resource that can then be subjected to a feasibility study prior to production development.

Impairment:

The deferred costs of $43,557 were included in exploration expenses in the year ended December 31, 2005.

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

Exploration Plans:

We anticipate developing exploration plans in fiscal 2007.

Impairment:

The deferred costs of $1,500 were included in exploration expenses during the fiscal year ended December 31, 2003.

California Creek Properties

The company controls unpatented claims that cover and surround the California Creek uranium deposit 90 miles north of Elko, Nevada.

Location and Access:

The claims are in sections 34 & 35, township 46N, range 54E. A geographic reference point for the claims is 41°49’ 57” North and 115° 51’ 28” West.

Claim group is located 90.5 miles north of Elko Nevada. Access is 82.5 miles north on state route 225 to Patsville. Turn right on forest service road (FR)-016 1.5 miles north of Patsville. Turn left on FR-015 at 5 miles. The property is 1.5 miles north on FR-015.

Land Status:

California Creek claim group consists of 18 unpatented lode claims covering 360 acres of Forest Service land. The claims are located on the Flood plain of California creek with approximately 100’ of relief in the claim group.

Geology:

The deposit occurs in fluvial sediments along an unconformity between granitic basement rocks and overlying unconsolidated Tertiary sediments. Uranium bearing fluids migrated along this unconformity in the fluvial sediments and deposited U3O8 in locally reduced environments within the sediments.

Two different configurations of deposit have been identified on the property. The first is lens and cigar shaped occurrences reflecting the fluvial nature of the unconformity. The second is a tabular gently dipping configuration reflecting deposition in volcanogenic beds. Overall thickness of the deposit is around 80’ at depths of up to 500 feet.

Exploration History:

There has been small scale historic production from a small pit on the property. Limited drilling occurred in the 1980’s and scintillometer geophysics was conducted in 2006 by a lessee. Several anomalies were detected by Geophysics.

Exploration Plans:

Additional claims should be staked to thoroughly cover all the anomalies identified by geophysics. A limited drill program will be proposed to test the anomalies.

Impairment:

The deferred costs of $2,970 were included in exploration expenses in the year ended December 31, 2005.

Bilbao-Mexico Property

The Company owns a group of unpatented properties commonly referred to as Bilbao located in Mexico through its subsidiary.

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

Exploration Plans:

During 2005 Shoshone undertook initial exploration of the Bilbao site. A three phase drill plan has been developed to further define the oxide deposit described in the 1994 report and to locate the expected underlying sulfide deposit.

Impairment:

The deferred costs of $80,000 were included in exploration expenses in the year ended December 31, 2004.

Other Mexican Exploration Properties

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

The La Morena Placer

The property is located adjacent to the La Vibora prospect south of the city of Esquida in the state of Sonora. The property is a gold silver placer deposit. There has been no systematic exploration of the La Morena Placer. Shoshone acquired a 25% interest in the property in 2000.

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

Exploration Plans:

No exploration plans have been developed for the properties.

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

The first phase is intended to determine whether a prospect warrant further exploration and involves:

  researching the available geologic literature;
  interviewing geologists, mining engineers and others familiar with the prospect sites;
  conducting geologic mapping, geophysical testing and geochemical testing;
  examining any existing workings, such as trenches, prospect pits, shafts or tunnels;
  digging 150 foot long and 10-to-20 foot wide trenches that allow for an examination of surface vein structure as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and
  analyzing samples for minerals that are known to have occurred in the test area;

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000. We have completed research on and examination of each of our properties, and have commenced geophysical work and sampling on some of our properties.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

  examining underground characteristics of mineralization that were previously identified;

  conducting more detailed geologic mapping;
  conducting more advanced geochemical and geophysical surveys;
  conducting more extensive trenching; and
  conducting exploratory drilling.

Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in six to nine months at a cost of less than $1 million. None of our properties has reached the second phase.

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

  drilling to develop the mining site;
  conducting metallurgical testing; and
  obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

Depending upon the nature of the particular deposit, the third phase on any one property could take one to five years or more and cost up to $20,000,000 or more. None of our properties has reached the third phase.

We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

ENVIRONMENTAL COMPLIANCE

Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the BLM recently promulgated new surface management regulations which may significantly increase those costs on BLM lands. Access road reclamation may cost up to $50,000 to $100,000 if road building has been done, and those costs too are likely to increase as the result of the new BLM regulations. As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred.

EMPLOYEES

The Company currently has 3 employees all of whom are both officers and directors.

RISK FACTORS

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

We Expect Losses to Continue for at Least the Next Five Years

We expect to continue to incur additional losses for at least the next five years due to expenses associated with the research, exploration and development of our mineral properties. As of December 31, 2005, we had an accumulated deficit of $3,500,698. There can be no assurance that we will achieve or sustain profitability in the future and our auditors expressed a concern regarding our ability to continue as a going concern.

We are Subject to all of the Risks Inherent in the Mining Industry

As an exploration and mining company, our work is highly speculative and involves unique risks. There can be no assurance that any of our properties contain a commercially viable ore body. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following:

  Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration.

  Exploration involves substantial risk and significant levels of expenditure on projects with no guarantee of discovery of an economically viable mineral deposit.

  Mineral exploration is highly speculative and involves risks, even when conducted on properties known to contain quantities of mineralization, and most exploration does not result in the discovery of commercially viable ore bodies.

  Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change.

  Fluctuations in metal prices and production costs;

  Once mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

  Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities.

  If we proceed to development of a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

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

We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous domestic and foreign government agencies. The duration and success of each permitting effort are contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.

Currently, three or four months are generally required to obtain the necessary permits required to conduct small-scale drilling operations. New surface management regulations recently finalized by the BLM will increase this period on lands it manages. The failure to obtain certain permits, the adoption of more stringent permitting requirements or the imposition of extensive conditions upon the implementation of certain permits could have a material adverse effect on our results of operations and cash flow.

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

For example, on November 20, 2000, the Bureau of Land Management finalized new surface management regulations applicable to activities and operations on unpatented mining claims. Those new regulations make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive, by requiring bonding in the amount of 100% of the anticipated reclamation costs. Larger-scale exploration activities (disturbing 5 acres of surface or more) require the preparation and approval of a formal plan of operations.

The enactment of these regulations has made the process for preparing and obtaining approval of a plan of operations much more time consuming, expensive, and uncertain. New plans of operation have been required to (i) include detailed baseline environmental information, (ii) address how detailed reclamation performance standards will be met, (iii) go through the environmental assessment or impact process required under the National Environmental Policy Act (which could cost $80,000 or more per large-scale exploration program), and (iv) go through a 30-day public comment period prior to approval. In addition, all activities for which plans of operation are required are subject to review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

Due to the uncertainties inherent in the permitting process, and particularly as a result of the enactment of the new regulations, we cannot be certain that we will be able to timely obtain required approvals for proposed activities at any of our properties in a timely manner, or that our proposed activities will be allowed at all.

These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although some mines continue to be approved for development in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring, developing or mining our properties. Compliance with statutory environmental quality requirements described above may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities. No assurance can be given that environmental standards imposed by the federal, state or local governments will not be changed or become more stringent, which could materially and adversely affect our results of operations and cash flow.

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

Legislative and Administrative Changes to the Mining Laws could Materially Adversely Affect our Future Exploration, Development and/or Mining Activities

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration, development and mining activities.

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

The same or similar proposals may be considered by Congress in the future. In addition, as discussed above, BLM regulations govern surface activities on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations). The BLM regulations are more stringent than the previous regulations and have resulted in a more detailed analysis of and more challenges to the validity of existing mining claims, have imposed more complex permitting requirements earlier in the exploration process, and are more costly and time-consuming to comply with than the previous regulations.

Use of the Surface of our Unpatented Mining Claims is Subject to Regulation which could Materially Adversely Affect our Activities

Any activities we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by BLM or Forest Service surface management regulations (in addition to the environmental and other statutes and regulations discussed above). Further, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the BLM and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of this annual report. Shoshone’s certifying officers have concluded that as of December 31, 2005, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

Changes in Internal Controls:

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

ANTICLINE: layered rock formations structurally folded into a convex structure with a core that hosts the oldest rocks.

ARCHEAN: geologic age older than 2,500,000 years.

BATHOLITH: a large emplacement of igneous intrusive or plutonic rock that forms from cooled magma within the Earth's crust.

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

SKARN: the formation resulting from the reaction of two adjacent rock types exchanging elements and fluids during regional and/or contact metamorphosis.

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

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Lex Smith	52	President and Director
Carol Stephan	64	Secretary and Director
Melanie Farrand	50	Treasurer and Director

Set forth below is certain additional information with respect to the directors and executive officers.

Lex Smith holds a BA in political science from Drake University, an associate degree in business systems management and an associate degree in paralegal studies. Additionally, for the last 13 years he has been a business consultant and project manager in the United States for the Lehman, Lee & Xu Law Firm in Beijing, China, and has served as a consultant to the Firm’s Mining Law Department for the past 2 years. Mr. Smith entered the mining business in 1993 as the field manager and owner of multiple mining claims in Montana and has subsequently been closely involved with several mining companies and mining projects in the Pacific Northwest. Further, Mr. Smith has served as the President of the Silver Valley Mining Association since 2003, and currently also serves as President of Natural Resources Education Outreach, an Idaho non-profit corporation.

Carol Stephan has over 30 years of experience in the mining and timber industries. Additionally, she is currently serving as a Director of Sterling Mining Company, a Director and Officer of Merger Mines Corporation, a Director and Secretary of Shoshone Silver Mining Company and as a Director and Officer of Silver Crest Mines. Her extensive experience in the administration and management of mining companies has been gleaned from the many years she has worked with and managed mining and timber companies in the western United States. In addition, Ms. Stephan currently owns and operates several successful businesses in Idaho.

Melanie Farrand has been working in the mining industry for the past five years as an administrative secretary and bookkeeper. She also serves on the Board of Directors of several mining companies. Previously she was the office manager for a Land Surveying company for ten years, responsible for payroll, bookkeeping and research. Ms. Farrand is currently serving as a Director and Officer of Shoshone Silver Mining Company.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS

The following table shows the total compensation that we paid to each of our three highest paid persons during for the last fiscal year.

Summary Compensation Table
Name	Capacity in which Remuneration was Received	Aggregate Remuneration
Lex Smith	President	$4,200
Carol Stephan	Secretary	-
Melanie Farrand	Treasurer	-

Directors receive no compensation for their service. We have no stock option plans and have not issued any options or warrants to any of our employees or directors. We have no employment agreements with any of our officers.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005 the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 18,143,797 shares of our common stock outstanding as of December 31, 2005.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares

Lex Smith C/o Shoshone Silver Mining Company P.O. Box 2011 Coeur d'Alene, ID 83816	22,000	0.12%

Carol Stephan C/o Shoshone Silver Mining Company P.O. Box 2011 Coeur d'Alene, ID 83816	551,900	3.04%

Melanie Farrand C/o Shoshone Silver Mining Company P.O. Box 2011 Coeur d'Alene, ID 83816	32,000	0.18%

All officers and directors as a group (3 persons)	605,900	3.34%

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSCATIONS

During the previous two fiscal years there have been no transactions between us, or our subsidiary on the one hand, and any officer, director or principal shareholder on the other.

PART II

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.PK. Summary trading by quarter for fiscal 2005 and 2004 are as follows:

Fiscal Quarter	High (1)	Low (1)
2005
Fourth Quarter	$0.18	$0.13
Third Quarter	$0.22	$0.13
Second Quarter	$0.30	$0.16
First Quarter	$0.40	$0.26

2004
Fourth Quarter	$0.46	$0.23
Third Quarter	$0.50	$0.38
Second Quarter	$0.79	$0.36
First Quarter	$0.75	$0.32

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 31, 2005, we had approximately 1,633 holders of record of our common stock. We have no equity compensation plan or plans.

We have not paid any dividends since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

ITEM 2. LEGAL PROCEEDINGS

In fiscal 2004, the Company entered into litigation with the lessee of the Lakeview mining property alleging default of the lease and seeking confirmation of the cancellation of the lease. In fiscal 2005, the lessee was evicted from the property and the lease was cancelled.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

None of the Company’s officers, directors and greater than 10% beneficial owners complied with the filing requirements of Section 16(a) since they have not filed Forms 3, 4 or 5. However, to the best of the Company’s knowledge, there have been no transactions by officers, directors or greater than 10% beneficial owners that would require the filing of Form 4.

ITEM 6. FINANCIAL STATEMENTS

Board of Directors
Shoshone Silver Mining Company
Coeur d’Alene, Idaho

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company (an Idaho corporation) at December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington
November 17, 2006

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Cash	$32,054	$251,683
Receivable from related party	11,624	-
Deposits and prepaids	24,302	24,583
Supplies inventory	4,668	5,303
Total Current Assets	72,648	281,569

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,636,815	1,636,815
Accumulated depreciation	(1,119,977)	(1,087,958)
Total Property Plant and Equipment	516,838	548,857

MINERAL AND MINING PROPERTIES	311,218	311,218

OTHER ASSETS
Notes receivable from related parties	67,558	93,214
Accrued interest receivable	1,327	4,923
Investments	317,354	1,020,236
Total Other Assets	386,239	1,118,373

TOTAL ASSETS	$1,286,943	$2,260,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,461	$270,879
Total Current Liabilities	1,461	270,879

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,143,797 and 17,393,797 shares issued and outstanding	1,814,380	1,739,380
Additional paid-in capital	3,142,306	2,966,756
Treasury stock	(296,180)	(26,834)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(20,225)
Accumulated deficit	(3,500,698)	(3,416,017)
Accumulated other comprehensive income	132,297	733,857
Total Stockholders' Equity	1,285,482	1,989,138

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,286,943	$2,260,017

The accompanying notes are an integral part of these financial statements.
2

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Years Ended December 31,
		2005	2004

REVENUES		$1,373	$131,249

COST OF REVENUES		635	-

GROSS PROFIT		738	131,249

OPERATING EXPENSES
General and administrative		101,320	178,735
Professional fees		56,157	34,742
Depreciation		32,019	31,433
Mining and exploration expenses		144,602	655,219
Total Operating Expenses		334,098	900,129

LOSS FROM OPERATIONS		(333,360)	(768,880)

OTHER INCOME (EXPENSES)
Net gain on sale of securities		237,925	184,170
Lease income		2,150	12,250
Other income		-	-
Dividend and interest income		8,622	5,469
Interest expense		(18)	(94)
Total Other Income (Expenses)		248,679	201,795

LOSS BEFORE INCOME TAXES		(84,681)	(567,085)

INCOME TAXES		-	-

NET LOSS		(84,681)	(567,085)

OTHER COMPREHENSIVE LOSS
Unrealized holding loss on investments		(601,560)	(594,605)

NET COMPREHENSIVE LOSS		$(686,241)	$(1,161,690)

NET LOSS PER COMMON SHARE, BASIC
AND DILUTED	$	nil	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		18,094,893	17,095,989

The accompanying notes are an integral part of these financial statements.
3

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Balance, December 31, 2003	15,031,940	$1,503,194	$2,403,306	$(53,358)	$12,221	$-	$(2,848,932)	$1,328,462	$2,344,893
Stock issued for cash and warrants at $0.35 per
share, net of costs of $64,465	1,861,857	186,186	400,999	-	-	-	-	-	587,185
Issuance of stock for services at an average
price of $0.14 per share	25,000	2,500	1,000	-	-	-	-	-	3,500
Issuance of stock for services at price of
$0.35 per share	25,000	2,500	6,250	-	-	-	-	-	8,750
Issuance of stock for mining property lease at a
price of $0.35 per share	350,000	35,000	87,500	-	-	-	-	-	122,500
Issuance of stock for mining properties at a
price of $0.35 per share	100,000	10,000	25,000	-	-	-	-	-	35,000
Treasury stock issued for mining properties at a
price of $0.35 per share	-	-	24,000	11,000	-	-	-	-	35,000
Treasury stock issued for subscriptions receivable at a
price of $0.35 per share	-	-	9,101	11,124	-	(20,225)	-	-	-
Treasury stock issued for services at a
price of $0.35 per share	-	-	9,600	4,400	-	-	-	-	14,000
Unrealized holding loss in investments	-	-	-	-	-	-	-	(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-	-	-	-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	1,739,380	2,966,756	(26,834)	12,221	(20,225)	(3,416,017)	733,857	1,989,138
Issuance of stock for accounts payable
at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500
Issuance of stock for mining property expenses
at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000
Treasury stock issued for services at a price of
$0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000
Treasury stock issued for cash and services
at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)	$(3,500,698)	$132,297	$1,285,482

The accompanying notes are an integral part of these financial statements.
4

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,681)	$(567,085)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	32,019	31,433
Stock issued for services	22,000	26,250
Stock issued for mining and exploration expenses	20,000	192,500
Loss (gain) on sale of investments	(237,925)	(184,170)
Changes in assets and liabilities:
Increase in receivable from related party	(11,624)	(19,483)
Decrease (Increase) in deposits and prepaids	281	(5,303)
Decrease (increase) in supplies inventory	635	-
Decrease (increase) in accrued interest receivable	3,596	(4,923)
(Decrease) increase in accounts payable	(41,917)	264,702
Net cash used in operating activities	(297,616)	(266,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(29,973)	(237,239)
Proceeds from sale of investments	72,923	260,727
Net cash provided (used) for investing activities	42,950	23,488

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in notes receivable from related parties	25,656	(93,214)
Proceeds from sale of common stock	8,000	587,185
Payment of common stock subscriptions	1,381	-
Payment of short term loan	-	(17,100)
Net cash provided by financing activities	35,037	476,871

Net increase (decrease) in cash	(219,629)	234,280

Cash, beginning of period	251,683	17,403

Cash, end of period	$32,054	$251,683

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$227,500	$-
Treasury stock acquired through sale of investment	$296,296	$-

The accompanying notes are an integral part of these financial statements.
5

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

Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will not impact the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company's future reported financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents
For purposes of its statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents also include money market accounts.

Concentration of Credit Risk
The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2005 and 2004 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $0 and $53,196, respectively.

Earnings Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were 110,000 common stock options and 1,861,857 warrants outstanding at December 31, 2005 , they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, deposits and prepaids, inventory, investment in available-for-sale securities, accounts payable and short-term borrowings. All instruments other than the investment in available-for-sale securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates. Investments in available-for-sale securities are recorded at fair value at the reporting dates.

Going Concern
As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,500,698 through December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Marketable Securities
The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (hereinafter “SFAS No. 115”). Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At this time, the Company holds securities classified as available for sale. See Note 7.

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

During the years ended, December 31, 2005 and 2004, the Company expensed the acquisition costs of certain mining properties as mining exploration expenses. The total amounts expensed were $91,726 and $562,046 for the years ended December 31, 2005 and 2004, respectively. See Note 8.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V., after elimination of the intercompany accounts and transactions.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from seven to thirty-one and one half years. (See Note 3.)

Provision for Taxes
Income taxes are provided for based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2005, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $606,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2005. The significant components of the deferred tax assets at December 31, 2005 and 2004 were as follows:

	Dec. 31, 2005	Dec. 31, 2004

Net operating loss carryforward	$1,782,000	$1,715,000
Stock issued for services	$17,000	$26,250

Deferred tax asset	$606,000	$583,000
Deferred tax asset valuation allowance	(606,000)	(583,000)
Net Deferred Tax Asset	$-	$-

At December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $1,782,000 and $1,715,000, respectively, which expire in the years 2019 through 2025. The Company recognized $17,000 and $26,250 of losses from issuance of stock for services in fiscal 2005 and 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the valuation allowance account from December 31, 2004 to December 31, 2005 was $23,000.

Reclamation Costs
Management believes reclamation costs at its mining sites will be minimal. Posting of a reclamation bond has not been required at this time.

Revenue Recognition and Cost of Sales
In 2003, the Company expanded its business focus to include resource management and sales of mineral and timber interests. The Company recognizes revenue from sales at the time payment for the timber is received. Sales in 2005 are primarily from the sale medallions which are recorded when the coins are shipped to the customer. Sales in 2004 are exclusively from the sale of timber from one of its mining properties. Because the purchasing company performs the actual removal, there are no costs of sales related with the sales of timber. The Company has no revenues from its mineral exploration activities.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method with the half-year convention over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to thirty-one and one half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2005 and 2004:

	Dec. 31, 2005	Dec. 31, 2004
Equipment	$39,134	$39,134
Plant assets	1,597,681	1,597,681
Subtotal	1,636,815	1,636,815
Less accumulated depreciation	(1,119,391)	(1,087,958)
	$516,838	$548,857

Depreciation expense was $32,019 for the year ended December 31, 2005 and $31,433 for the year ended December 31, 2004.

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

NOTE 4 – ACCOUNTS RECEIVABLE FROM RELATED PARTY

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party. The Company made the prepayment for certain administrative services the related party was to provide. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At December 31, 2005, no reserve was deemed necessary.

NOTE 5 – DEPOSITS AND PREPAID EXPENSES

During the fiscal year ended December 31, 2004, the Company prepaid legal services with one of its attorneys. As the attorney accrues expenses on behalf of the Company, the billings are charged against the deposit. The balance held in trust with this attorney at December 31, 2005 and 2004 is $5,512and $7,714, respectively.

During 2004, the Company, through another attorney, received monthly lease payments on the Lakeview property lease which was disputed. The attorney held these revenues for the Company and, with the Company’s permission, is deducting expenses that the attorney is accruing. During 2005, $2150 of lease income was received. At December 31, 2005 this dispute had been settled and no additional lease payments are to be received by the attorney. The balance of lease income held in trust with this attorney at December 31, 2005 and 2004 is $7,173 and $7,091, respectively. See Notes 9 and 14.

The Company had also prepaid a balance on the credit card of one of its officers to be used for the Company’s expenses that this officer pays out of pocket. Each month the officer presented the receipts and credit card statement to the Company and the board for approval. The remaining prepaid balance on this credit card at December 31, 2004 was $1,365. During the fiscal year ended December 31, 2005, the Company charged to operations the remaining prepaid balance of $1,365.

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance at December 31, 2005, was $7,916.

Also, during the fiscal year ended December 31, 2005, the company prepaid website maintenance to be performed by an unrelated company. The remaining prepaid balance at December 31, 2005, was $700. The Company also prepaid advertising fees for 2006 totaling $3,000.

NOTE 6 – SUPPLIES INVENTORY

During the year ended December 31, 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo on it for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During the fiscal year ended December 31, 2005, the Company sold 60 medallions at a total cost of $635 and revenue of $813.

NOTE 7 – INVESTMENTS

The Company has invested in various privately and publicly held companies.

The following summarizes securities available for sale at December 31, 2005:

	Number of		Valuation	Market
Entity Issuing Securities	Shares	Cost	Allowance	Value
Chester Mining Company	2,600	$13,163	$(8,613)	$4,550
Kimberly Gold Mines	46,950	84,528	(77,016)	7,512
Merger Mines Corp	15,500	9,951	(3,751)	6,200
Metropolitan Mines Limited	1,000	658	(378)	280
Mineral Mountain Mining & Milling	5,000	3,866	(2,116)	1,750
Silver Crest Mines	1,158,000	-	-	-

Sterling Mining Company	93,976	72,265	221,879	294,144
Timberline Resources	6800	136	2,652	2,788

Balance, December 31, 2005	968,140	$185,057	$132,297	$317,354

The Company had an unrealized holding loss during the year ended December 31, 2005 of $601,561. This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The following summarizes securities available for sale at December 31, 2004:

	Number of		Valuation
Entity Issuing Securities	Shares	Cost	Allowance	Market Value

Chester Mining Company	2,600	$13,163	$(8,613)	$4,550
Kimberly Gold Mines	46,950	84,528	(59,645)	24,883
Metropolitan Mines Limited	1,000	658	(358)	300
Mineral Mountain Mining & Milling	5,000	3,866	(1,266)	2,600
Merger Mines Corp	500	493	(158)	335
Timberline Resources	171,034	12,121	90,499	102,620
Sterling Mining Company	24,386	82,950	37,761	120,711
Sterling Mining Company - restricted	151,334	88,600	675,637	764,237

Balance, December 31, 2004		$286,379	$733,857	$1,020,236

The Company had an unrealized holding loss during the year ended December 31, 2004 of $594,605. This is recorded on the Company’s income statement as other comprehensive income (loss) and included on the Company’s balance sheet in other accumulated comprehensive income.

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

Weber Group
The Company acquired, for 100,000 shares of its common stock, six patented and five unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. The cost of the property, $125,000, has been expensed in prior years as an exploration expense.

Idaho Lakeview and Keep Cool Group
The Company acquired the Lakeview and Keep Cool mining properties through the issuance of 3,126,700 shares of its common stock during 1985. The total cost of the properties, $266,218, is included in the financial statements under mining properties.

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

Stillwater Extension
The Company acquired, for 100,000 shares of its common stock, ten unpatented lode mining claims located along the J-M Reef of the Stillwater Complex of south central Montana during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Lucky Joe Silver-Gold
The Company acquired, for 150,000 shares of its common stock, two unpatented lode mining claims located on the shore of Pend Oreille Lake of Bonner County, Idaho during 2003. The cost of the former mining property, $22,500, is included in the financial statements under mining properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

Regal Mine
The Company acquired, for 100,000 shares of its common stock, four contiguous unpatented lode mining claims located in the Moyie-Yaak Mining District of Boundary County, Idaho during 2003. The cost of the former mining property, $15,000, is included in the financial statements under mining properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

Confed Claims Lease
The Company leased, for 1,000,000 shares of its common stock, six unpatented lode mining claims and six patented lode mining claims located in Shoshone County, Idaho during 2004. The lease allows the Company exclusive rights to explore, develop and mine the property; to extract, mill, and market ore or concentrates. The lease expense for 2004 was $350,000, or $0.35 per share for the 1,000,000 shares to be issued. The Company issued 350,000 shares in 2004 and included $227,500 (the value of the remaining shares to be issued) in accounts payable in the financial statements at December 31, 2004. During 2005, the Company issued those shares owing as well as an additional 100,000 shares valued at $20,000 ($0.20 per share) as the first annual payment. See Note 11.

Montgomery Claims
During the fiscal year ended December 31, 2005, the Company acquired, for $43,557 in cash, 25 unpatented lode mining claims located in Boundary County, Idaho. The cost of the properties is included in exploration expenses for the twelve-month period ended December 31, 2005.

California Creek Properties
During the fiscal year ended December 31, 2005, the Company acquired, for $2,970, 18 unpatented lode claims located near Elko, Nevada. The cost of the properties is included in exploration expenses for the twelve-month period ended December 31, 2005. In November 2005, the Company entered into a Letter of Intent with International Arimex Resouces, Inc. (“Arimex) that, would allow Arimex to earn up to 100% interest in these properties. At this time, no action under the agreement has been taken.

Southwestern United States

Arizona Gold Field
The Company acquired, for 100,000 shares of stock, five unpatented lode mining claims located in the Oatman Mining District of Mojave County, Arizona during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Mohave and Eureka Claims
The Company acquired, for 10,000 shares of stock, four unpatented lode mining claims located in Mohave County, Arizona and 4 unpatented lode mining claims in Eureka County, Nevada during 2003. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

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

Bilbao-Mexico Property
The Company acquired, for cash of $80,000, four unpatented lode mining claims located in Mexico during 2004. The cost of the former mining property, $80,000, is included in exploration expense in the financial statements for 2004. An additional $25,220 was included in exploration expense in the financial statements for 2005.

NOTE 9 – LEASED MINING PROPERTY

The Company leased its mill and mining property in Lakeview Mining District in Bonner County, Idaho to an outside party. The terms of the lease required the Company as lessor to receive $3,000 per month for the life of the lease, as well as payments of royalties of 5% of gross sales. The lease ran for 25 years with optional renewals of 25 years each.

In 2003, the Company sent notice to the lessee of the termination of the lease and evicted the tenant from the property due to nonpayment of lease payments. In 2004, the Company entered into litigation with the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. During 2004, the lessee made lease payments totaling $12,500 through the Company’s attorney. In 2005, the lessee was evicted from the property and the lease was canceled. One payment totaling $2,150 was received from the lessee during 2005. See Notes 5 and 14.

NOTE 10 – NOTES RECEIVABLE FROM RELATED PARTIES

On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bears interest of 7% per annum, with principal and unpaid interest due on February 4, 2007. At December 31, 2005, no payments of principal had been paid. During fiscal 2005, a payment of $4,512 was received and applied against accrued interest. At December 31, 2005, additional interest of $621 had been accrued and is included in accrued interest on the financial statements.

On August 10, 2004, the Company loaned to Spring Creek Capital, a related party, $53,214. The note bears interest of 7% per annum. All unpaid principal and unpaid interest are due on August 10, 2007. During fiscal 2005, a payment of $30,000 was received of which $25,656 was applied to principal and $4,344 was applied toward accrued interest receivable. At December 31, 2005, additional interest of $322 had been accrued and is included in accrued interest on the financial statements.

NOTE 11 – COMMON STOCK

The Company is authorized to issue 20,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

At December 31, 2005 and 2004, 934,863 and 253,937 shares of treasury stock were held by the Company, respectively.

During the year ended December 31, 2004, 1,861,857 shares of common stock and attached warrants were issued for cash of $651,650 less commissions paid of $64,466. See Note 12. There were also 50,000 shares of common stock issued in lieu of payments of expenses in the amount of $12,250 and 100,000 shares were issued for the purchase of mining properties in the amount of $35,000 and 350,000 shares of common stock were issued for lease expenses of $122,500. There were also 40,000 shares of treasury stock issued in lieu of payment of expenses in the amount of $14,000 and 100,000 shares issued for the purchase of mining properties in the amount of $35,000. The Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bear interest of 7% per year until their due date in 2007. During 2005, the Company received paymnent against this receivable totaling $3,988, of which $1,381 was applied to principal and $2,607 was applied to interest.

During the year ended December 31, 2005, 750,000 shares of common stock were issued for the leasing of a mining property (of which 650,000 shares had been owing at December 31, 2004), for a total value of $247,500.

Also during 2005, the Company issued 165,000 shares of treasury stock for the payment of services totaling $29,000, and 80,000 shares were issued for cash of $8,000. The Company also acquired 925,926 shares of treasury stock with a value of $296,296 ($0.32 per share) in exchange for 65,844 shares of Sterling Mining Company.

NOTE 12 – STOCK OPTIONS AND WARRANTS

On September 29, 1999, the Company granted stock options to its attorney enabling him to purchase up to 100,000 shares of common stock at a price of $0.01 per share. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.01; risk free interest rate of 5%; an expected life of 5 years; and volatility of 30%. At December 31, 2000 and 2001, $12,221 was recorded for these options based upon these Black Scholes assumptions. These stock options do not have an explicit expiration date.

During the year ended December 31, 2004, the Company sold in private placement 1,861,857 shares of common stock with one warrant attached. The warrants are exercisable at $0.75 per share and expire one year from the purchase date. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.70; risk free interest rate of 4%; an expected life of 1 year; and a volatility of 31%. At December 31, 2004, these warrants were valued at $120,573.

No new stock options were issued during the year ended 2005.

NOTE 13 – REVENUES

The Company’s revenues for the fiscal year ended December 31, 2005, originate primarily from the sale of coins. The Company’s revenues for the fiscal year ended December 31, 2004 originate from the sale of timber from its properties in Idaho. The revenues for the years ended December 31, 2005 and 2004 were $833 and $131,249, respectively.

NOTE 14 – COMMITMENTS & CONTINGENCIES

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

Leases
During 2004, the Company entered into a one-year lease for office space located in Kellogg, Idaho at the rate of $250 per month. The lease expired on October 31, 2005 and was not renewed. The Company subsequently relocated to Wallace, Idaho.

Also during 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s terms call for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000. Future lease payments on the property are 100,000 shares of common stock per year which the Company has paid in 2005. The value of these future lease payments based on the current market value of the Company’s common stock would be approximately $20,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock.

Litigation
In 2004, the Company entered into litigation with the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. In 2005, the lessee was evicted from the property and the lease was canceled. See Notes 5 and 9.

PART III

ITEM 1. INDEX TO EXHIBITS

2.1.1	Articles of Incorporation. (*)

2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)

2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)

2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)

2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)

2.2	Bylaws. (*)

10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)

10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)

10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)

10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 (+)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 22006, File No. 000-31184
+	Filed herewith.

ITEM 2. DESCRIPTION OF EXHIBITS

Not Applicable

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: November 27, 2006.	By	/s/ Lex Smith
Lex Smith
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Chief Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Financial Officer