Form 10QSB
period 2006-03-31
SHOSHONE SILVER MINING CO INC
filed 2007-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                                     TO                                                    ..

Commission File Number 000-21623

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

403 7th Street, Ste 207, Wallace, ID 83873
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A
ct). Yes [   ] No [X]

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

Class	Outstanding as of March 31, 2006
Common Stock ($0.10 par value)	18,243,797

Transitional Small Business Disclosure Format (check one): Yes [X] No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended March 31, 2006

PART I – FINANCIAL INFORMATION

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 2. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 2.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$95,127	$32,054
Receivable from related party	11,624	11,624
Deposits and prepaids	14,143	24,302
Supplies inventory	4,668	4,668
Total Current Assets	125,562	72,648

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,636,815	1,636,815
Accumulated depreciation	(1,127,835)	(1,119,977)
Total Property Plant and Equipment	508,980	516,838

MINERAL AND MINING PROPERTIES	324,218	311,218

OTHER ASSETS
Notes receivable from related parties	67,558	67,558
Notes receivable	120,000	-
Accrued interest	4,462	1,327
Investments	801,743	317,354
Total Other Assets	993,763	386,239

TOTAL ASSETS	$1,952,523	$1,286,943

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,969	$1,461
Total Current Liabilities	1,969	1,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 and 18,143,797 shares issued and outstanding	1,824,380	1,814,380
Additional paid-in capital	3,156,306	3,142,306
Treasury stock	(270,580)	(296,180)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit	(3,358,984)	(3,500,698)
Accumulated other comprehensive income	606,055	132,297
Total Stockholders' Equity	1,950,554	1,285,482

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,952,523	$1,286,943

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES	$-	$18

COST OF REVENUES	-	11

GROSS PROFIT	-	7

OPERATING EXPENSES
General and administrative	42,115	44,664
Professional fees	11,138	12,251
Depreciation	7,858	7,858
Mining and exploration expenses	25,265	26,838
Total Operating Expenses	86,376	91,611

LOSS FROM OPERATIONS	(86,376)	(91,604)

OTHER INCOME (EXPENSES)
Net loss on sale of securities	(4,259)	(19,380)
Lease income	100,000	-
Gain on sale of load claim	133,907	-
Dividend and interest income	3,242	2,892
Total Other Income (Expenses)	232,890	(16,488)

INCOME (LOSS) BEFORE INCOME TAXES	146,514	(108,092)

INCOME TAXES	-	-

NET INCOME (LOSS)	146,514	(108,092)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	473,759	(353,186)

NET COMPREHENSIVE INCOME (LOSS)	$620,273	$(461,278)

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,153,909	17,393,797

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$146,514	$(108,092)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	7,858	7,858
Common stock issued for services	24,000	-
Treasury stock issued for services	20,800	-
Net gain on sale of lode claim	(120,000)	-
Net loss on sale of investments	4,259	19,380
Changes in assets and liabilities:
Increase in receivable from related party	-	-
Increase in deposits and prepaids	10,159	(586)
Decrease in supplies inventory	-	10
Increase in accrued interest receivable	(3,135)	(2,458)
Increase in other current assets	-	(10,000)
Increase (decrease) in accounts payable	508	(43,379)
Net cash used in operating activities	90,963	(137,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,900)	(29,036)
Proceeds from sale of investments	17,010	40,241
Purchase of mineral and mining properties	(13,000)	(46,527)
Net cash provided (used) for investing activities	(27,890)	(35,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Advances on short-term loan	-	-
Commissions paid on private placement offering	-	-
Repayment of short term loan	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	63,073	(172,589)

Cash, beginning of period	32,054	251,683

Cash, end of period	$95,127	$79,094

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$30

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable in connection with sale of lode claim	$120,000	$-

The accompanying notes are an integral part of these financial statements.

Shoshone Silver Mining Company
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (hereinafter “the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969 under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

In 2004 the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations.

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

Preparation of Interim Consolidated Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Shoshone’s financial position and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V., after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,350,467 through March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During 2004, the Company, through an attorney, received monthly lease payments on the Lakeview property lease which was disputed. The attorney held these revenues for the Company and, with the Company’s permission, deducted expenses that the attorney incurred. During fiscal year 2005, this dispute was settled and no additional lease payments are to be received by the attorney. The balance of lease income held in trust with this attorney was $7,173 at March 31, 2006 and December 31, 2005.

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance at was $6,969 at March 31, 2006 and was $7,916 at December 31, 2005.

NOTE 4: MINERIAL AND MINING PROPERTIES

During the three-month period ended March 31, 2006, the Company made a partial payment of $13,000 toward the purchase of the Princeton Gulch claims. These claims consist of four unpatented placer claims and two unpatented lode claims which in aggregate cover 120 acres in Granite County in Montana.

NOTE 5: NOTE RECEIVABLE

During the three-month period ended March 31, 2006, the Company accepted a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 23, 2011, the remaining principal plus accrued interest becomes due and payable in full.

NOTE 6: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding gain during the three-month period ended March 31, 2006 of $396,350 compared with an unrealized holding loss during the same period last year of $11,792. This is recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at March 31, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$4,550
Independence	25,000	10,000	22,500
Kimberly Gold Mines	91,950	93,078	16,091
Merger Mines Corp	15,500	9,951	6,475
Metropolitan Mines Limited	6,000	2,008	1,560
Mineral Mountain Mining & Milling	5,000	3,866	1,750
Silver Crest Mines	1,358,000	12,000	339,500
Sterling Mining Company	89,776	50,962	403,992
Timberline Resources	7,100	626	5,325

Balance, March 31, 2006	1,600,926	$195,654	$801,743

The following summarizes the securities available for sale at December 31, 2005:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$4,550
Kimberly Gold Mines	46,950	84,528	7,512
Merger Mines Corp	15,500	9,951	6,200
Metropolitan Mines Limited	1,000	658	280
Mineral Mountain Mining & Milling	5,000	3,866	1,750
Silver Crest Mines	1,158,000	-	-
Sterling Mining Company	93,976	72,265	294,145
Timberline Resources	7,100	626	2,917

Balance, December 31, 2005	1,330,126	$185,057	$317,354

NOTE 7: OPTION AGREEMENT

On February 22, 2006, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $100,000 as consideration for allowing the other party to conduct exploration activities on the property. The $100,000 was recorded as lease income during the 2006 first quarter.

On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this Agreement, the Company received $20,000 as consideration for allowing the unrelated party to conduct exploration activities on the property. The $20,000 was recorded as lease income during the fiscal 2006 second quarter.

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an Agreement with two unrelated parties to combine certain properties (the “Agreement to Combine Properties”). During the fiscal 2006 second quarter, the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties. The $8,000 was recorded as a reduction to lease income during the fiscal 2006 second quarter.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Environmental Issues

Shoshone is engaged in mineral mining and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration.

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Comparison of the Three Months Ended March 31, 2006 and 2005:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended March 31, 2006 with the same period in the prior year. The table is provided to assist in assessing differences in our overall performance:

	Three Months Ended March 31,
	2006	2005	$ change	% change

REVENUES	$-	$18	$(18)	-100.0%
COST OF REVENUES	-	11	(11)	-100.0%
GROSS PROFIT	-	7	(7)	-100.0%
General and administrative	42,115	44,664	(2,549)	-5.7%
Professional fees	11,138	12,251	(1,113)	-9.1%
Depreciation	7,858	7,858	-	0.0%
Mining and exploration expenses	25,265	26,838	(1,573)	-5.9%
Total Operating Expenses	86,376	91,611	(5,235)	-5.7%
LOSS FROM OPERATIONS	(86,376)	(91,604)	5,228	-5.7%
Net loss on sale of securities	(4,259)	(19,380)	15,121	78.0%
Lease income	100,000	-	100,000	0.0%
Gain on sale of lode claim	133,907	-	133,907	0.0%
Dividend and interest income	3,242	2,892	350	12.1%
Total Other Income (Expenses)	232,890	(16,488)	249,378	1512.5%
NET INCOME (LOSS)	$146,514	$(108,092)	$254,606	235.5%

Overview of Operating Results

The increase in net income during the three months ended March 31, 2006 (the “2006 first quarter”) from the three-month period ended March 31, 2005 (the “2005 first quarter”) was primarily the results of a gain on the sale of a lode claim and certain lease income.

Operating Expenses

Operating expenses for the 2006 first quarter were nearly the same as the operating expenses for the 2005 first quarter.

Other Income (Expenses)

During the 2006 first quarter the Company sold the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, has been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale.

On February 22, 2006, the Company entered into an Option Agreement with an unrelated party under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this Agreement, the Company received $100,000 as consideration for allowing the other party to conduct exploration activities on the property. The $100,000 was recorded as lease income during the 2006 first quarter.

Overview of Financial Position

At March 31, 2006, Shoshone had cash of $95,127 and liabilities of $1,969. Also, during the 2006 first quarter the market value of the Company’s available-for-sale investments increased $484,389.

Investments

Shoshone’s investment portfolio at March 31, 2006 was $801,743, an increase of $484,389 from the December 31, 2005 balance of $317,354. This increase was primarily attributable to increases in the fair value of several of the Company’s investments and, to a lesser extent, to the net increase of 270,800 in the number of shares. See “Note 6: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At March 31, 2006, mineral and mining properties were $324,218, an increase of $13,000 from $311,218 at December 31, 2005. The increase was due to the acquisition of one mining property during the 2006 first quarter.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $1,969 at March 31, 2006 compared with $1,461 at December 31, 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2006, the Company’s operating activities provided $90,963. This was primarily the result of net income of $146,514 and the issuance of common stock and treasury stock for services valued at $44,800. Partially offsetting this positive cash flow impacts was the non-cash gain of $120,000.

During the three months ended March 31, 2006, cash used in investing activities consisted primarily of the purchase of available-for-sale securities and mining properties. These uses were partially offset by proceeds from sale of investments.

Shoshone’s total stockholders’ equity was $1,950,554 at March 31, 2006, an increase of $665,072 from $1,285,482 at December 31, 2005. The increase in total stockholders’ equity was primarily due to an increase of $473,758 in accumulated other comprehensive income which was the result of increases in the fair values of certain of the Company’s available for sale investments. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 6: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of March 31, 2006, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

Changes in Internal Controls

There have not been any significant changes in Shoshone’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers’ evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2 - Unregistered sales of Equity Securities and Use of Proceeds

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 18, 2007	By:	/s/ Lex Smith
Date		Lex Smith
President
and Principal Executive Officer

May 18, 2007	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer