Form 10QSB
period 2006-06-30
SHOSHONE SILVER MINING CO INC
filed 2007-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            TO                            .

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d)
f the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of June 30, 2006
Common Stock ($0.10 par value)	18,243,797

Transitional Small Business Disclosure Format (check one): Yes [X] No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended June 30, 2006

PART I – FINANCIAL INFORMATION

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 2. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 2.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$-	$416	$-	$434

COST OF REVENUES	-	338	-	349

GROSS PROFIT	-	78	-	85

OPERATING EXPENSES
General and administrative	15,484	27,938	57,599	72,602
Professional fees	20,265	8,825	31,403	21,076
Depreciation	7,858	7,858	15,716	15,716
Mining and exploration expenses	15,233	9,628	40,498	36,466
Total Operating Expenses	58,840	54,249	145,216	145,860

LOSS FROM OPERATIONS	(58,840)	(54,171)	(145,216)	(145,775)

OTHER INCOME (EXPENSES)
Net (loss) gain on sale of securities	(31,612)	13,385	(35,871)	(5,995)
Lease income	12,000	-	112,000	-
Gain on sale of load claim	-	-	133,907	-
Dividend and interest income	3,970	2,245	7,212	5,138
Total Other Income (Expenses)	(15,642)	15,630	217,248	(857)

INCOME (LOSS) BEFORE INCOME TAXES	(74,482)	(38,541)	72,032	(146,632)

INCOME TAXES	-	-	-	-

NET(LOSS) INCOME	(74,482)	(38,541)	72,032	(146,632)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	152,244	(63,226)	626,003	(416,412)

NET COMPREHENSIVE (LOSS) INCOME	$77,762	$(101,767)	$698,035	$(563,044)

NET(LOSS) INCOME PER COMMON SHARE, BASIC
AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.01)
				-
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,243,797	17,399,908	18,199,353	17,399,908

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$61,120	$32,054
Receivable from related party	11,624	11,624
Deposits and prepaids	19,143	24,302
Supplies inventory	4,668	4,668
Total Current Assets	96,555	72,648

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,656,598	1,636,815
Accumulated depreciation	(1,135,694)	(1,119,977)
Total Property Plant and Equipment	520,904	516,838

MINERAL AND MINING PROPERTIES	324,218	311,218

OTHER ASSETS
Notes receivable from related parties	67,558	67,558
Notes receivable	120,000	-
Accrued interest	8,174	1,327
Investments	917,975	317,354
Total Other Assets	1,113,707	386,239

TOTAL ASSETS	$2,055,384	$1,286,943

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,286	$1,461
Total Current Liabilities	16,286	1,461

Note payable	10,781	-
Total Liabilities	27,067	1,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 and 18,143,797 shares issued and outstanding	1,824,380	1,814,380
Additional paid-in capital	3,156,306	3,142,306
Treasury stock	(270,580)	(296,180)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit	(3,433,465)	(3,500,698)
Accumulated other comprehensive income	758,299	132,297
Total Stockholders' Equity	2,028,317	1,285,482

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,055,384	$1,286,943

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$72,032	$(146,632)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	15,715	15,716
Common stock issued for services	24,000	8,000
Treasury stock issued for services	20,800	-
Net gain on sale of lode claim	(120,000)	-
Net loss on sale of investments	35,872	5,995
Changes in assets and liabilities:
Increase in deposits and prepaids	5,159	(7,374)
Decrease in supplies inventory	-	348
Increase in accrued interest receivable	(6,847)	(4,488)
Increase in other current assets	-	(12,500)
Increase (decrease) in accounts payable	14,825	(43,379)
Net cash used in operating activities	61,556	(184,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,900)	(29,036)
Proceeds from sale of investments	21,410	56,635
Purchase of mineral and mining properties	(13,000)	(46,527)
Purchase of fixed assets	(9,000)	-
Net cash provided (used) for investing activities	(32,490)	(18,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Advances on short-term loan	-	-
Commissions paid on private placement offering	-	-
Repayment of short term loan	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	29,066	(203,242)

Cash, beginning of period	32,054	251,683

Cash, end of period	$61,120	$48,441

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$30

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable in connection with sale of lode claim	$120,000	$-
Note issued in exchanged for vehicle	$10,781	$-

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,433,465 through June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During 2004, the Company, through an attorney, received monthly lease payments on the Lakeview property lease which was disputed. The attorney held these revenues for the Company and, with the Company’s permission, deducted expenses that the attorney incurred. During fiscal year 2005 this dispute was settled and no additional lease payments are to be received by the attorney. The balance of lease income held in trust with this attorney was $7,173 at June 30, 2006 and December 31, 2005.

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance at was $6,969 at June 30, 2006 and was $7,916 at December 31, 2005.

During the three-month period ended June 30, 2006, the Company made a deposit of $5,000 toward the purchase of certain equipment. Upon delivery of this equipment, the Company will pay an additional $6,000.

NOTE 4: MINERIAL AND MINING PROPERTIES

During the first quarter of fiscal 2006, the Company made a partial payment of $13,000 toward the purchase of the Princeton Gulch claims. These claims consist of four unpatented placer claims and two unpatented lode claims which in aggregate cover 120 acres in Granite County in Montana.

NOTE 5: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 23, 2011, the remaining principal plus accrued interest becomes due and payable in full.

NOTE 6: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available-for-sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding gain during the three-month period ended June 30, 2006 of $152,244 compared with an unrealized holding loss during the same period last year of $63,226. The Company had an unrealized holding gain during the six-month period ended June 30, 2006 of $626,003 compared with an unrealized holding loss during the same period last year of $416,412.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at June 30, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$7,800
Independence	25,000	10,000	35,000
Kimberly Gold Mines	71,950	57,066	10,793
Merger Mines Corp	15,500	9,951	7,905
Metropolitan Mines Limited	6,000	2,008	1,560
Mineral Mountain Mining & Milling	5,000	3,866	3,000
Silver Crest Mines	1,358,000	12,000	475,300
Sterling Mining Company	89,776	50,962	372,570
Timberline Resources	7,100	626	4,047

Balance, March 31, 2006	1,580,926	$159,642	$917,975

The following summarizes the securities available for sale at December 31, 2005:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$4,550
Kimberly Gold Mines	46,950	84,528	7,512
Merger Mines Corp	15,500	9,951	6,200
Metropolitan Mines Limited	1,000	658	280
Mineral Mountain Mining & Milling	5,000	3,866	1,750
Silver Crest Mines	1,158,000	-	-
Sterling Mining Company	93,976	72,265	294,145
Timberline Resources	7,100	626	2,917

Balance, December 31, 2005	1,330,126	$185,057	$317,354

NOTE 7: NOTE PAYABLE

During the three-month period ended June 30, 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% and stipulates that payments of $499 be made monthly.

NOTE 8: OPTION AGREEMENTS

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

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an agreement with two unrelated parties to combine certain properties (the “Agreement to Combine Properties”). During the fiscal 2006 second quarter, the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties. The $8,000 was recorded as a reduction to lease income during the fiscal 2006 second quarter

NOTE 9: COMMITMENTS AND CONTINGENCIES

Environmental Issues

Shoshone is engaged in mineral mining and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration procedures.

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

Comparison of the Three Months Ended June 30, 2006 and 2005:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2006, with the same periods in the prior year. The tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended June 30,
	2006	2005	$change	% change

REVENUES	$-	$416	$(416)	-100.0%
COST OF REVENUES	-	338	(338)	-100.0%
GROSS PROFIT	-	78	(78)	-100.0%
General and administrative	15,484	27,938	(12,454)	-44.6%
Professional fees	20,265	8,825	11,440	129.6%
Depreciation	7,858	7,858	-	0.0%
Mining and exploration expenses	15,233	7,628	7,605	99.7%
Total Operating Expenses	58,840	52,249	6,591	12.6%
LOSS FROM OPERATIONS	(58,840)	(52,171)	(6,669)	12.8%
Net (loss) gain on sale of securities	(31,612)	13,385	(44,997)	-336.2%
Lease income	12,000	-	12,000	0.0%
Gain on sale of lode claim	-	-	-	0.0%
Dividend and interest income	3,970	2,245	1,725	76.8%
Total Other (Expenses) Income	(15,642)	15,630	(31,272)	-200.1%
NET (LOSS) INCOME	$(74,482)	$(36,541)	$(37,941)	-103.8%

	Six Months Ended June 30,
	2006	2005	$ change	% change

REVENUES	$-	$434	$(434)	-100.0%
COST OF REVENUES	-	349	(349)	-100.0%
GROSS PROFIT	-	85	(85)	-100.0%
General and administrative	57,599	72,602	(15,003)	-20.7%
Professional fees	31,403	21,076	10,327	49.0%
Depreciation	15,716	15,716	-	0.0%
Mining and exploration expenses	40,498	36,466	4,032	11.1%
Total Operating Expenses	145,216	145,860	(644)	-0.4%
LOSS FROM OPERATIONS	(145,216)	(145,775)	559	0.4%
Net loss on sale of securities	(35,871)	(5,995)	(29,876)	-498.3%
Lease income	112,000	-	112,000	0.0%

Gain on sale of lode claim	133,907	-	133,907	0.0%
Dividend and interest income	7,212	5,138	2,074	40.4%
Total Other Income (Expenses)	217,248	(857)	218,105	25449.8%
NET INCOME (LOSS)	$72,032	$(146,632)	$218,664	149.1%

Overview of Operating Results

The increase in net loss during the three months ended June 30, 2006 (the “2006 second quarter”) from the three-month period ended June 30, 2005 (the “2005 second quarter”) was primarily the results of a loss of $(31,612) on the sale of investments during the fiscal 2006 second quarter compared with a gain on the sale of investments of $13,385 during the fiscal 2005 second quarter.

The increase in net income during the six months ended June 30, 2006 (the “2006 six-month period”) from the six months ended June 30, 2005 (the “2005 six-month period”) was primarily the result of a gain on the sale a lode claim and certain lease income partially offset by an increase on losses on the sale of investments.

Operating Expenses

Operating expenses for the 2006 second quarter increased primarily as a result of incremental legal and accounting fees of $11,143 related to the Company’s public company reporting obligations and, to a lesser extent, the partial payment of $13,000 towards the purchase of the Princeton Gulch claims. See “Note 4: Mineral and Mining Properties” to our consolidated financial statements for further details. These increases were partially offset by $20,491 of consulting expenses incurred during the fiscal 2005 second quarter compared with none during the fiscal 2006 second quarter.

Operating expenses for the 2006 six-month period were nearly the same as the operating expenses for the comparable period last year. However, the Company incurred $20,800 of directors’ fees during the 2006 six-month period compared with none in the same period last year. These fees were paid through the issuance of 80,000 treasury shares. Additionally, the Company incurred incremental legal fees of $10,858 primarily related to the Company’s reporting obligations with the Securities and Exchange Commission. These increases were entirely offset by consulting expenses of $31,814 incurred during the 2005 six-month period compared with $1,044 in the 2006 six-month period.

Other Income (Expenses)

The decrease in other income during the 2006 second quarter was primarily the result of a loss of $(31,612) on the sale of investments during the fiscal 2006 second quarter compared with a gain on the sale of investments of $13,385 during the fiscal 2005 second quarter. This negative impact was partially offset by lease income of $12,000 received during the fiscal 2006 second quarter. The lease income represents the $20,000 received in connection with the California Creek Property option agreement partially offset by the $8,000 paid to two unrelated parties for a related agreement. See “Note 8: Option Agreements” to our consolidated financial statements for further details.

The increase in other income during the 2006 six-month period was primarily the result of a gain of $133,907 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, has been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale.

Also positively impacting other income during the 2006 six-month period was the receipt of $112,000 in lease income in connection with two option agreements the Company entered into during fiscal 2006. See “Note 8: Option Agreements” to our consolidated financial statements for further details. These positive impacts were partially offset by a loss of $(35,871) on the sale of investments during the 2006 six-month period compared with a loss on the sale of investments of $(5,995) during the 2005 six-month period.

Overview of Financial Position

At June 30, 2006, Shoshone had cash of $61,120 and total liabilities of $27,067. Also, during the 2006 six-month period the market value of the Company’s available for sale investments increased $600,621.

Investments

Shoshone’s investment portfolio at June 30, 2006 was $917,975, an increase of $600,621 from the December 31, 2005 balance of $317,354. This increase was primarily attributable to increases in the fair value of several of the Company’s investments and, to a lesser extent, to the net increase of 250,800 in the number of shares. See “Note 6: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At June 30, 2006, mineral and mining properties were $324,218, an increase of $13,000 from $311,218 at December 31, 2005. The increase was due to the acquisition of one mining property during the 2006 first quarter.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $16,286 at June 30, 2006 compared with $1,461 at December 31, 2005. Also, during the three-month period ended June 30, 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. See “Note 7: Note Payable” to our consolidated financial statements for further details.

Liquidity and Capital Resources

During the six months ended June 30, 2006, the Company’s operating activities provided $61,556. This was primarily the result of net income of $72,032 and the issuance of common stock and treasury stock for services valued at $44,800. Partially offsetting this positive cash flow impacts was the non-cash gain of $120,000.

During the six months ended June 30, 2006, cash used in investing activities consisted primarily of the purchase of available-for-sale securities and mining properties. These uses were partially offset by proceeds from sale of investments.

Shoshone’s total stockholders’ equity was $2,028,317 at June 30, 2006, an increase of $742,835 from $1,285,482 at December 31, 2005. The increase in total stockholders’ equity was primarily due to an increase of $626,003 in accumulated other comprehensive income which was primarily the result of increases in the fair values of certain of the Company’s available for sale investments. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 6: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of June 30, 2006, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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