Form 10QSB
period 2006-09-30
SHOSHONE SILVER MINING CO INC
filed 2007-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Class	Outstanding as of September 30, 2006
Common Stock ($0.10 par value)	18,243,797

Transitional Small Business Disclosure Format (check one): Yes [X]  No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended September 30, 2006

PART I – FINANCIAL INFORMATION

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 2. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 2.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$150	$55	$150	$489

COST OF REVENUES	-	-	-	348

GROSS PROFIT	150	55	150	141

OPERATING EXPENSES
General and administrative	33,338	9,064	90,939	81,130
Professional fees	25,306	3,670	56,710	25,276
Depreciation	7,858	7,858	23,574	23,574
Mining and exploration expenses	19,777	14,913	60,276	51,379
Total Operating Expenses	86,279	35,505	231,499	181,359

LOSS FROM OPERATIONS	(86,129)	(35,450)	(231,349)	(181,218)

OTHER INCOME (EXPENSES)
Net (loss) gain on sale of securities	6,958	-	(28,913)	(5,995)
Lease income	299,980	-	411,980	-
Gain on sale of load claim	-	-	133,907	-
Other income	-	540	-	540
Dividend and interest income	5,475	93	12,688	5,230
Interest expense	(160)	-	(159)	(6)
Total Other Income (Expenses)	312,253	633	529,503	(231)

INCOME (LOSS) BEFORE INCOME TAXES	226,124	(34,817)	298,154	(181,449)

INCOME TAXES	-	-	-	-

NET(LOSS) INCOME	226,124	(34,817)	298,154	(181,449)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	375,923	(11,792)	1,001,926	(428,205)

NET COMPREHENSIVE (LOSS) INCOME	$602,047	$(46,609)	$1,300,080	$(609,654)

NET(LOSS) INCOME PER COMMON SHARE, BASIC
AND DILUTED	$0.01	$(0.00)	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,243,797	17,477,753	18,214,385	17,430,121

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$138,971	$32,054
Receivable from related party	11,624	11,624
Deposits and prepaids	11,969	24,302
Supplies inventory	4,668	4,668
Total Current Assets	167,232	72,648

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,656,998	1,636,815
Accumulated depreciation	(1,143,552)	(1,119,977)
Total Property Plant and Equipment	513,446	516,838

MINERAL AND MINING PROPERTIES	327,218	311,218

OTHER ASSETS
Notes receivable from related parties	235,558	67,558
Notes receivable	119,363	-
Accrued interest	8,839	1,327
Investments	1,278,653	317,354
Total Other Assets	1,642,413	386,239

TOTAL ASSETS	$2,650,309	$1,286,943

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,984	$1,461
Total Current Liabilities	7,984	1,461

Note payable	10,042	-
Total Liabilities	18,026	1,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 and 18,143,797 shares issued and outstanding	1,824,380	1,814,380
Additional paid-in capital	3,157,346	3,142,306
Treasury stock	(269,700)	(296,180)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit	(3,207,342)	(3,500,698)
Accumulated other comprehensive income	1,134,222	132,297
Total Stockholders' Equity	2,632,283	1,285,482

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,650,309	$1,286,943

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$298,155	$(181,449)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	23,574	23,574
Common stock issued for services	24,000	8,000
Treasury stock issued for services	22,720	-
Net gain on sale of lode claim	(120,000)	-
Net loss on sale of investments	28,913	5,995
Changes in assets and liabilities:
(Decrease) increase in deposits and prepaids	12,333	(20,114)
Decrease in supplies inventory	-	348
Increase in accrued interest receivable	(7,512)	(4,488)
Increase (decrease) in accounts payable	6,523	(43,140)
Net cash provided by (used in) operating activities	288,706	(211,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,900)	(29,036)
Proceeds from sale of investments	43,614	56,634
Purchase of mineral and mining properties	(16,000)	(71,527)
Purchase of fixed assets	(9,401)	-
Net cash (used) for investing activities	(13,687)	(43,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Advances to related party	(168,000)	-
Payment on notes receivable	637
Payment made on long-term note payable	(739)	-
Net cash (used in) provided by financing activities	(168,102)	8,000

Net increase (decrease) in cash	106,917	(247,203)

Cash, beginning of period	32,054	251,683

Cash, end of period	$138,971	$4,480

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$159	$6
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable in connection with sale of lode claim	$120,000	$-
Note issued in exchanged for vehicle	$10,781	$-
Common stock issued for services	$-	$8,000

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,207,342 through September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During 2004, the Company, through an attorney, received monthly lease payments on the Lakeview property lease which was disputed. The attorney held these revenues for the Company and, with the Company’s permission, deducted expenses that the attorney incurred. During fiscal year 2005, this dispute was settled and no additional lease payments are to be received by the attorney. The balance of lease income held in trust with this attorney was $7,174 at December 31, 2005. During the fiscal 2006 third quarter the Company received a payment of $6,799 of the total amount. The remaining $375 was charged to operations during the fiscal 2006 third quarter.

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance at was $6,969 at September 30, 2006 and was $7,916 at December 31, 2005.

During the fiscal 2006 second quarter, the Company made a deposit of $5,000 toward the purchase of certain equipment. Upon delivery of this equipment, the Company will pay an additional $6,000.

NOTE 4: MINERIAL AND MINING PROPERTIES

During the fiscal 2006 first quarter, the Company made a partial payment of $13,000 toward the purchase of the Princeton Gulch claims. These claims consist of four unpatented placer claims and two unpatented lode claims which in aggregate cover 120 acres in Granite County in Montana.

Also, during the fiscal 2006 third quarter, the Company paid $3,000 toward the drilling of a well on the Lake View property.

NOTE 5: NOTE RECEIVABLE FROM RELATED PARTY

During the fiscal 2006 third quarter, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest becomes due and payable.

NOTE 6: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During the fiscal 2006 third quarter, the Company received a payment on this note receivable of $5,089, of which $4,452 was applied toward interest receivable and the remaining $637 was applied toward principal.

NOTE 7: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available-for-sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding gain during the three-month period ended September 30, 2006 of $375,923 compared with an unrealized holding loss during the same period last year of $(11,792). The Company had an unrealized holding gain during the nine-month period ended September 30, 2006 of $1,001,926 compared with an unrealized holding loss during the same period last year of $(428,205).

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at September 30, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$8,450
Independence	25,000	10,000	40,000
Kimberly Gold Mines	71,950	57,066	10,784
Merger Mines Corp	15,500	9,951	6,200
Metropolitan Mines Limited	6,000	2,008	1,260
Mineral Mountain Mining & Milling	5,000	3,866	2,900
Silver Crest Mines	1,338,000	10,800	869,647
Sterling Mining Company	86,776	49,534	334,088
Timberline Resources	7,100	626	5,324

Balance, September 30, 2006	1,557,926	$157,014	$1,278,653

The following summarizes the securities available for sale at December 31, 2005:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,600	$13,163	$4,550
Kimberly Gold Mines	46,950	84,528	7,512
Merger Mines Corp	15,500	9,951	6,200
Metropolitan Mines Limited	1,000	658	280
Mineral Mountain Mining & Milling	5,000	3,866	1,750
Silver Crest Mines	1,158,000	-	-
Sterling Mining Company	93,976	72,265	294,145
Timberline Resources	7,100	626	2,917

Balance, December 31, 2005	1,330,126	$185,057	$317,354

NOTE 8: NOTE PAYABLE

During the three-month period ended June 30, 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $10,043 at September 30, 2006.

NOTE 9: OPTION AGREEMENTS

On February 22, 2006, the Company entered into an Option aAgreement with an unrelated party under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this Agreement, the Company has received $399,980 during the first nine months of fiscal 2006 as consideration for allowing the other party to conduct exploration activities on the property. The $399,980 was recorded as lease income.

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

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an Agreement with two unrelated parties to combine certain properties (the “Agreement to Combine Properties”). During the fiscal 2006 second quarter the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties. The $8,000 was recorded as a reduction to lease income during the fiscal 2006 second quarter.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Comparison of the Three Months Ended September 30, 2006 and 2005:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006, with the same periods in the prior year. The tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended September 30,
	2006	2005	$ change	% change

REVENUES	$150	$55	$95	172.7%
COST OF REVENUES	-	-	-	0.0%
GROSS PROFIT	150	55	95	172.7%
General and administrative	33,338	9,064	24,274	267.8%
Professional fees	25,306	3,670	21,636	589.5%
Depreciation	7,858	7,858	-	0.0%
Mining and exploration expenses	19,777	14,913	4,864	32.6%
Total Operating Expenses	86,279	35,505	50,774	143.0%
LOSS FROM OPERATIONS	(86,129)	(35,450)	(50,679)	143.0%
Net gain (loss) on sale of securities	6,958	-	6,958	0.0%
Lease income	299,980	-	299,980	0.0%
Other income	-	540	(540)	0.0%

Dividend and interest income	5,475	93	5,382	5787.1%
Interest expense	(160)	-	(160)	0.0%
Total Other Income	312,253	633	311,620	49229.1%
NET (LOSS) INCOME	$226,124	$(34,817)	$260,941	749.5%

	Nine Months Ended September 30,
	2006	2005	$ change	% change

REVENUES	$150	$489	$(339)	-69.3%
COST OF REVENUES	-	348	(348)	-100.0%
GROSS PROFIT	150	141	9	6.4%
General and administrative	90,939	81,130	9,809	12.1%
Professional fees	56,710	25,276	31,434	124.4%
Depreciation	23,574	23,574	-	0.0%
Mining and exploration expenses	60,276	51,379	8,897	17.3%
Total Operating Expenses	231,499	181,359	50,140	27.6%
LOSS FROM OPERATIONS	(231,349)	(181,218)	(50,131)	27.7%
Net loss on sale of securities	(28,913)	(5,995)	(22,918)	382.3%
Lease income	411,980	-	411,980	0.0%
Gain on sale of lode claim	133,907	-	133,907	0.0%
Other income	-	540	(540)	0.0%
Dividend and interest income	12,688	5,230	7,458	142.6%
Interest expense	(159)	(6)	(153)	2550.0%
Total Other Income (Expenses)	529,503	(231)	529,734	229322.1%
NET INCOME (LOSS)	$298,154	$(181,449)	$479,603	264.3%

Overview of Operating Results

The increase in net income during the three months ended September 30, 2006 (the “2006 third quarter”) from the three-month period ended September 30, 2005 (the “2005 third quarter”) was primarily the result of lease income of $299,980 received during the 2006 third quarter compared with none in the same period last year.

The increase in net income during the nine months ended September 30, 2006 (the “2006 nine-month period”) from the nine months ended September 30, 2005 (the “2005 nine-month period”) was primarily the result of lease income of $411,980 and a $133,907 gain on the sale of a lode claim partially offset by an increase on losses on the sale of investments.

Operating Expenses

Operating expenses during the 2006 third quarter increased primarily as a result of incremental legal and accounting fees of $21,500 related to the Company’s Mexico properties and to its reporting obligations with the Securities and Exchange Commission (the “SEC”). Also, general and administrative expenses increased $24,274 during the 2006 third quarter, primarily as a result of the Company’s expanding activities.

Operating expenses for the 2006 nine-month period were nearly the same as the operating expenses for the comparable period last year. However, the Company incurred $22,720 of directors’ fees during the 2006 nine-month period compared with none in the same period last year. These fees were paid through the issuance of 88,000 treasury shares. Additionally, the Company incurred incremental legal fees of $27,975 primarily related to the Company’s reporting obligations with the SEC. These increases were partially offset by consulting expenses of $32,863 incurred during the 2005 nine-month period compared with $1,144 in the 2006 nine-month period.

Other Income (Expenses)

The increase in other income during the 2006 third quarter was primarily the result of $299,980 received in connection with an Option Agreement that the Company entered into during the fiscal 2006 first quarter. See “Note 9: Option Agreements” to our consolidated financial statements for further details.

The increase in other income during the 2006 nine-month period was primarily the result of $411,980 of lease income received in connection with two option agreements. “Note 9. Option Agreements” to our consolidated financial statements for further details.

Also contributing to the increase during the 2006 nine-month period was a gain of $133,907 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, has been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale.

These positive impacts were partially offset by a loss of $(28,913) on the sale of investments during the 2006 nine-month period compared with a loss on the sale of investments of $(5,995) during the 2005 nine-month period.

Overview of Financial Position

At September 30, 2006, Shoshone had cash of $138,971 and total liabilities of $18,026. Also, during the 2006 nine-month period, the market value of the Company’s available-for-sale investments increased $961,299.

Investments

Shoshone’s investment portfolio at September 30, 2006 was $1,278,653, an increase of $961,299 from the December 31, 2005 balance of $317,354. This increase was primarily attributable to increases in the fair value of several of the Company’s investments and, to a lesser extent, to the net increase of 227,800 in the number of shares. See “Note 7: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At September 30, 2006, mineral and mining properties were $327,218, an increase of $16,000 from $311,218 at December 31, 2005. The increase was due to the acquisition of one mining property during the 2006 first quarter and to the payment of $3,000 toward the drilling of a well on the Lake View property.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $7,984 at September 30, 2006 compared with $1,461 at December 31, 2005. Also, during the three-month period ended June 30, 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. See “Note 8: Note Payable” to our consolidated financial statements for further details.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, the Company’s operating activities provided $288,706. This was primarily the result of net income of $298,155 and the issuance of common stock and treasury stock for services valued at $47,574. Partially offsetting this positive cash flow impact was the non-cash gain of $120,000.

During the nine months ended September 30, 2006, cash used in investing activities consisted primarily of the purchase of available-for-sale securities and mining properties. These uses were partially offset by proceeds from sale of investments.

Shoshone’s total stockholders’ equity was $2,632,283 at September 30, 2006, an increase of $1,346,801 from $1,285,482 at December 31, 2005. The increase in total stockholders’ equity was primarily due to an increase of $1,001,925 in accumulated other comprehensive income which was primarily the result of increases in the fair values of certain of the Company’s available for sale investments. Fluctuations in prevailing market values continue to cause volatility in this component of accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of September 30, 2006, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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