Form 10KSB
period 2006-12-31
SHOSHONE SILVER MINING CO INC
filed 2007-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number ________________

SHOSHONE SILVER MINING COMPANY
(Name of small business issuer in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 7th Street, Suite 207, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (208) 752-1070

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
Yes [   ]  No [X]

State issuer’s revenues for its most recent fiscal year: $150

On October 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4,042,916 based upon the closing price on the Over the Counter Bulletin Board reported for such date.

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
18,243,797 shares outstanding as of December 31, 2006

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

FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB for the year ended December 31, 2006, may contain forward looking statements. These include statements regarding our intent, belief or expectations, or the intent, belief or expectations of our directors or officers with respect to:

  Our ability to generate revenues or find alternative sources of capital;
  Our ability to successfully establish mining operations and profitably produce precious or platinum group or other metals at Shoshone’s properties;
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," "the Company "we" and "our" refer to Shoshone Silver Mining Company.

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

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented
Idaho Lakeview Group	Bonner County, Idaho	600	10	15
Shoshone Group	Shoshone County, Idaho	79	5	-
Bullion Group	Shoshone County, Idaho	173	7	-
Auxer Mine Property	Bonner County, Idaho	40	-	2
Lucky Joe	Bonner County, Idaho	40	-	2
Regal Mine	Boundary County, Idaho	80	-	4
Confed Claims Lease	Bonner County, Idaho	240	6	6
Stillwater Extension Claims	Stillwater County, Montana	200	-	10
Montgomery Mine Group	Boundary County, Idaho	500	-	25
Arizona Goldfield Claims	Mohave County, Arizona	80	-	4
Gold Road Claims	Mohave County, Arizona	320	-	16
California Creek Properties	Elko County, Nevada	360	-	18
Princeton Gultch Group	Granite County, Montana	120	-	6
Cerro Colorado Group	Pima County, Arizona	60	-	3
Bilbao-Mexico Property	State of Zacatecas, Mexico	3,284	N/A	N/A
Other Mexican Properties	State of Sonora, Mexico		N/A	N/A

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

Land Status:

The Idaho Lakeview Group consists of the following:

  The Weber Group comprising six patented and five unpatented lode mining claims.

  The Idaho Lakeview and Keep Cool Group comprising 4 patented and 10 unpatented lode mining claims.

In 2003, the Company sent notice to the lessee of the termination of the lease and evicted the tenant from the property due to nonpayment of lease payments. In 2004, the Company commenced an action against the lessee of the Lakeview mining property, alleging default of the lease and seeking confirmation of the cancellation of the lease. During 2004, the lessee made lease payments totaling $12,500 through the Company’s attorney. In 2005, the lessee was evicted from the property, the lease was canceled and the lessee has no remaining rights to the property.

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

In 1924, the Venezwela Group of claims was taken over by the Hewer Mining Company and became what is now known as the Lakeview Mine. An internal shaft was eventually sunk to the 1400 ft level and between 1923 and 1943 the Lakeview mine produced 24,500 tons of ore.

In 1962 Sunshine Mining Company became interested in the district, and signed an agreement with Idaho Lakeview Mines, the successor to Hewer Mining Company, and acquired a 50% interest in the Keep Cool and Idaho Lakeview mines. The combined properties became the Lakeview Consolidated Silver Mines, Inc.

Sunshine, in order to maintain its interest, conducted assessment work on the properties, including surface excavations, drill holes and underground work.

In 1978 a bulldozer trenching discovered another surface zone of mineralization 2,000 ft northeast of the Weber Pit. It exposed a vein 10-12 ft wide and 135 ft long. This vein was mined during the early 1980’s.

In 1987 Shoshone rehabilitated the Keep Cool Mine, and drove 200 ft of new workings towards a vein drilled by Sunshine Mining Company in 1970.

A limited amount of material was removed from the Weber Pit in the late 1970’s, early 1980’s. Exact quantities are unknown.

2006 Development Activities:

The Company planned and initiated renovation activities at the Lakeview Mill. A preliminary study indicating overall good condition of mill equipment was commissioned and completed. Electrical renovation of the mill was completed and a well drilled to water supply for milling. Short stretches of access roads were constructed that allow improved access by heavy equipment to Shoshone property near the mill. Previously mined and stockpiled mineralized material was moved to within working proximity to the mill. Metallurgical testing of a limited number of samples from this stockpile found recoverable silver and lead in the mineralized material.

Exploration and Development Plans:

Shoshone is planning renewed exploration for the Lakeview District properties.

  Rehabilitation of the Idaho Lakeview Main level;

  Underground drilling from the Idaho Lakeview main level to intercept high-grade vein discovered at depth by Sunshine Mining Company, to intersect and define high grade vein on the 700, 1200, and 1400 levels;
  Surface geophysics to locate additional surface supergene enriched zones that can be easily extracted and exploited for fast capital generation; and
  Regional airborne geophysics.

The completion of renovation activity at the Lakeview Mill is planned for 2007 and milling is expected to commence in late summer to early fall. Plans include drilling an additional well to supply water sufficient for total mill capacity, a limited amount of mechanical and structural overhaul of the mill facilities and additional metallurgical testing for optimized mill processing.

Impairment:

During 2006, the Company paid fees to make improvements to the land to be more accessible as well as usable. The total amount of the $68,472 was capitalized.

The deferred costs of $334,690 have not suffered impairment. Accordingly, as of December 31, 2006, the Company does not consider a write-down to the carrying cost necessary.

Shoshone Group

The Company has a group of patented lode claims commonly referred to as the Shoshone Group located contiguously around an area within the St. Joe Mining District in Shoshone County, Idaho.

Location and Access:

The claims are in Sections 13, 14, and 15 of Township 47 North, Range 5 East. From the city of Coeur d'Alene, Idaho, travel approximately 45 miles East on Interstate 90, to Exit # 63. Turn south onto Willow Creek Road. Travel south of Willow Creek Road for 1 mile. Several secondary roads access this property.

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 79.4 acres in the St. Joe Mining District.

Geology:

The rocks in the claim group belong to the Precambrian lower Wallace formation, consisting of light-grey dolomitic quartzite inter-bedded with greenish-grey argillites. Ripple marks and mud cracks are visible on bedding surfaces. The rocks are intruded by Tertiary aged diabase dikes.

The claim group is located within a fault block bounded by the Osburn Fault to the north and the Placer Creek Fault to the south, and covers three vein structures known as the Champion, Helena and Link veins.

The Champion Vein extends from the Springfield Mine to the Bullion Mine six miles to the east, passing through both the Shoshone and Bullion properties.

Exploration History:

The Shoshone Group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana border. This property covers several prospect pits and other historic mine workings.

The Shoshone Group was the subject of considerable interest and speculation in the early 1980’s as Anaconda Minerals drilled the property. Surface outcrop, including a vein structure 7,000 feet long and up to 80 feet wide, along with “enormous geological anomalies” shown in soil and vegetation sampling by the USGS, led geologists to believe that substantial silver mineralization might be found at depth. In fact, USGS geologists then theorized that the largest silver deposits in Idaho’s “Silver Valley” might be found in its southeast corner.

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

Bear Creek Mining Company leased the Shoshone Group in 1981. The Company conducted surface geological and geo-chemical surveying.

Exploration Plans:

There are currently no plans to conduct any exploration on the Company’s Shoshone properties.

Impairment:

The deferred costs of this property totaled $17,500, which was written-off in prior years as an exploration expense.

Bullion Group

The Company has a group of patented properties commonly referred to as the Bullion Group located contiguously within the St. Joe Mining District in eastern Shoshone County, Idaho.

Location and Access:

The claims are in Sections 20 and 21 of Township 47 North, Range 6 East. From the city of Coeur d'Alene, Idaho, travel approximately 50 miles east on Interstate 90, to Exit # 1 (TAFT Exit). Turn onto USFS Road 507, following it for 7 miles. The Bullion Group is accessed by newly cut logging roads from USFS Road 507.

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 172.5 acres.

Geology:

The rocks in the Bullion Group are the same geologic setting as for the Shoshone Group of claims belonging to the Precambrian lower Wallace formation.

The Bullion Group, as is the case of the Shoshone Group, is located within a fault block bounded by the Osburn Fault to the north and the Placer Creek Fault to the south, and covers three vein structures known as the Champion, Helena and Link Veins.

The Bullion Group covers the Bullion Mine workings located on the Champion Vein.

Exploration History:

The Bullion Group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana Border. The 2 unpatented Bullion Group claims totaling 40 acres have been leased to Sterling Mining Company. Lease terms stipulate a 4 year exploration program commencing within 5 years of the lease date. Shoshone will receive 10% net profit from any mined minerals.

Bear Creek Mining Company leased the Bullion Group in 1981. The company conducted surface geological and geochemical surveying.

In 2002, Shoshone Silver Mining Company re-evaluated the Bullion Group of claims.

Exploration Plans:

There are no plans to conduct any exploration on the Shoshone’s Bullion Group until a due diligence study is completed.

Impairment:

This property was acquired as part of a settlement of a promissory note owed to the Company. The value of the property was included as an exploration expense in a prior year.

Auxer Property

The Auxer Mine is a formerly producing precious metal mine located in Bonner County, Idaho.

Location and Access:

The Auxer Mine property is located in Bonner County, Idaho, about 3.5 miles northeast of East Hope, Idaho and about 10 miles north of Clark Fork, Idaho within Sections20, 29, Township57 North, Range 02 East.

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

The Auxer property consists of two contiguous unpatented mining claims covering 40 acres.

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

There are two main gold bearing quartz veins, the Boston and Chicago Veins. The Boston Vein can be traced for several thousand feet on the surface. It is a 14-15 foot wide shear zone at the surface, but widens to 25 feet at a depth of 200 feet. The quartz vein contains gold, associated with the pyrite. A grab sample taken from a 12 inch wide pyrite rich quartz lens assayed 1.2 oz/t gold and 4.0 oz/t silver. Only 50 feet of this vein has been explored at the surface.

The Chicago Vein is located 500 feet south of the Boston Shaft and occurs within a shear zone parallel to the Boston Vein. The vein is of the same character as the Boston Vein, but has not been explored on the surface. A 40 inch wide channel sample was taken on the surface by John Plats in 1936, assaying 0.60 oz/t gold.

Exploration History:

E.U. Philbrick staked the main Auxer claims in 1905. In 1925, Auxer Gold Mines was organized, and by 1933 most of the Auxer claims were deeded to Auxer Gold Mines.

In 1968, Auxer Gold Mines was purchased by Spokane National Mines, Inc. In 1972, the property was sold to Idora Silver Mines, Inc. and later relinquished its interest. Ashington Mining Company staked two claims in 1999.

In September 2003, Shoshone Silver Mining Company acquired the property from Ashington Mining Company for $7,500.

Exploration Plans:

The following are recommended for the exploration of the Auxer claims:

  Surface geological mapping of surface exposure of veins;
  Geochemical sampling of surface and underground vein exposures;
  Underground geological mapping of mine workings (if accessible);
  Systematic sampling of underground vein exposures (if accessible); and
  Location of surface and underground drill sites.

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at December 31, 2006, the Company did not consider a write-down to the carrying cost necessary.

Lucky Joe

Location and Access:

The Lucky Joe silver-gold property is located in Bonner County, in Sections 1 and 6, Township55 North, Range 1 West. These holdings are located approximately 1 mile northwest of Talache Landing, and 12 miles southeast of Sandpoint, via U.S. Highway 95 and Mirror Lake Road.

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

The rocks exposed in the vicinity of the property consist of argillites, silites, and quartizes of the Precambrian Belt Super-group. In the vicinity of the Lucky Joe property, the rocks display an overall tendency to become less calcareous and more clastic with depth. The property is situated on the west limb of a syncline whose axis strikes nearly due north. Two prominent fracture directions are observed within the property boundaries. These include a set that strikes nearly north-south and dips from 80 degrees west to 45 degrees east and a set which strikes approximately east-west and dips from 45 degrees south to 45 degrees north. Most of the prominent mineralization in the area follows north-striking fractures.

Mineralization of economic significance occurs as veins contained in numerous faults and shear zones within the area. The veins occur as lenses and pipes that shoot within the faults and vary considerably in size, grade, and continuity. They improve in width and grade where they are cut and offset by east-west striking cross faults. A report written by A.H. Burroughs, Jr. for Armstead Mines, Inc. in 1921 lists the mine’s reserves at 84,510 tonnes averaging 19.3 oz/t silver and 0.10 oz/t gold.

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

In 1964 the Silver Butte Mining Co. was formed to explore the Talache area, and approximately 2,300 feet of drifting and cross-cutting and 2,400 feet of diamond drilling were carried out approximately 1 mile to the north of the current Lucky Joe Claims.

In 1969 Silver Butte and Imperial Silver leased the property to Cominco American, Inc. Cominco held the properties through 1971 and completed approximately 5,000 feet of diamond drilling. Subsequently all claims were dropped.

In 1999 two claims covering 40 acres were staked for Ashington Mining Corporation.

In 2003 the Company acquired the property from Ashington for $22,500.

Exploration Plans:

The following are recommended actions for the Lucky Joe Property:

  Rehabilitate the Talache 400 level portal;
  Conduct systematic channel sampling of vein exposures on the Talache 400 level;
  Underground geological mapping of the Talache 400 level;
  Surface geological mapping to identify surface expression of faults and veins;
  Surface sampling of vein and fault exposures to extend laterally the mineralization; and
  Permit potential RC and diamond drill hole locations for surface drilling.

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at December 31, 2006, the Company did not consider a write-down to the carrying cost necessary.

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

The Regal property is underlain by the Pre-cambrian Belt Group, which is intruded by a series of dioritic sills. Both the sills and the Belt rocks have been folded and faulted and subsequently intruded by granites of the Nelson Batholith of British Columbia. The Regal gold-silver-lead-zinc veins are exposed in granite rocks of the Nelson Batholith, which is locally fractured by regional structures.

There are two parallel N 60-70 degrees E striking veins on the Regal property, the North Vein and the South Vein. Both veins dip between 50-60 degrees southeasterly. Vein minerals are galena, sphalerite, pyrite, arsenopyrite, siderite and quartz. The gold mineralization appears to be associated with pyrite and arsenopyrite. The mineralization resembles lead-zinc-siderite veins of the Coeur d’Alene Mining District; the main difference is that the Regal Mine veins also contain considerable arsenopyrite with important gold values introduced during the later stages of mineralization. The Regal mine is developed on 3 main levels connected by a vertical shaft. The upper most levels (No. 1 and No. 2) are accessible from the surface. Total development exceeds 3,800 feet. There is no indication of mining below the lowermost (No. 3) level. However, old mine maps indicate that both the north and south mineral zones continue to depth.

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

The following are recommended actions for the rehabilitation of the Regal Mine:

  Rehabilitate the surface shaft opening and cover all open workings to prevent water access;
  Rehabilitate Number 2 level portal to drain the number 2 level workings;
  Stabilize mine workings with rock bolting and roof support in essential areas;
  Conduct systematic channel sampling of vein exposures on the Number 1 and 2 levels (if accessible);
  Perform underground geological mapping of the Number 2 level;
  Perform surface geological mapping to identify surface expression of faults and veins;
  Conduct surface stream sediment sampling program to identify additional areas of mineralization;
  Conduct ground magnetic survey to identify possible veins and structures;
  Stake additional claims to cover lateral extensions of mineralized structures;
  Locate potential RC and diamond drill-hole locations for surface drilling; and
  Reconnaissance work on prospects located along strike of the structures controlling mineralization in the Regal Mine.

Impairment:

The Company believes that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at December 31, 2006, the Company did not consider a write-down to the carrying cost necessary.

Confed Claims Lease

The Company has leased from Chester Mining a group of patented and unpatented properties commonly referred to as the Confed Claims Lease that surround the Conjecture Mine located in Bonner County, Idaho near the Shoshone milling facility. The 25 year lease, with a 25 year extension option, was obtained for consideration of 1,000,000 shares of Shoshone stock. The lease stipulates payment of net smelter returns, the amount of which depends upon the price of silver, or an advance royalty of $250 per month. Details may be found in the attached lease.

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

Geology:

The Confed properties lie within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft. The Conjecture Mine is hosted by the Calcareous member of the PreCambrian – Lower Wallace Formation. Exploration work during the mid–to–late 1950’s revealed that rocks of the St. Regis Formation were also found. Lead-zinc-silver mineralization occurs, in shoots, along the Conjecture Shear Zone, the main structural feature in the mine. It is a zone of variable width trending approximately N30°E and dips about 65°NW. Mineralization consists of galena, tetrahedrite, rhodochrosite, pyrite, arsenopyrite and quartz that fill fractures in the brecciated, host rocks. The North-South trending Spider Fault offsets the Conjecture Shear Zone and Lamprophyre dikes were seen during exploration of the lowest level.

Exploration History:

The Idaho Bureau of Mines and Geology record 350 tons of concentrate processed at the Bunker Hill Smelter from 1952 to 1954, averaging approximately 91 oz/t gold and 4.5% lead. In the late 1950’s and early 1960’s, Federal Resources extended the incline shaft to the 700-foot level, and a 200 foot vertical shaft, and developed the 700, 1000, 1600 and 2000-foot levels along 2500 feet of strike, totaling over 13,000 feet of workings. Sunshine Mining Company unitized the Lakeview District during the 1970’s and conducted further exploration and development work, but did not produce any ore from Conjecture.

Exploration Plans:

The lease allows Shoshone the exclusive rights to explore, develop, and mine the property.

Impairment:

The deferred costs of $350,000 were included in exploration expenses in a prior year.

Stillwater Extension Claims

The Stillwater Extension property consists of 10 unpatented lode claims covering 200 acres of the Stillwater Complex of south central Montana. The Stillwater Complex is a mafic-ultramafic layered intrusive that includes the 28-mile long J-M Reef, which hosts Platinum Group Metals (PGM) including the Stillwater Mine and East Boulder Mines.

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

Geology:

The Stillwater Extension Claims are located within the Stillwater mafic-ultramafic layered intrusive complex. The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layer in the sequence. The PGM in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 percent iron, copper and nickel sulfides, plus trace amounts of gold and silver.

Exploration History:

The Johns Manville Corporation discovered palladium and platinum along the J-M Reef of the Stillwater Complex in the early 1970’s. In 1979 a Manville subsidiary partnered with Chevron to develop the property. Underground operations at the Stillwater Mine commenced in 1986.

Exploration Plans:

The Company plans an evaluation program including; geologic mapping, rock chip and soil geochemical surveys, and interpretation of public domain geophysical data. The program will be conducted to determine the suitability of a joint venture partner.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in a prior year.

Montgomery Mine Group

The company controls unpatented claims that cover and surround the Montgomery mine near Copeland in Boundary County, Idaho.

Location and Access:

The claims are in Section 30, Township 65 North, Range 1 East. A geographic reference point for the claims is 48°57’ 19” North and 116° 23’ 02” West.

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

Arizona Goldfield Claims

The Arizona Goldfield property consists of 4 unpatented lode claims covering 80 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Arizona Goldfield claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series.

In 2003, the Company acquired the Arizona Goldfield Claims for $15,000.

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

Impairment:

The deferred costs of $15,000 were included in exploration expenses in a prior year.

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

Exploration Plans:

The Company anticipates developing exploration plans in fiscal 2007.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in a prior year.

California Creek Properties

The company controls unpatented claims that cover and surround the California Creek uranium deposit 90 miles north of Elko, Nevada.

Location and Access:

The claims are in Sections 34 & 35, Township 46 North, Range 54 East. A geographic reference point for the claims is 41°49’ 57” North and 115° 51’ 28” West.

The California Creek Group is located 90.5 miles north of Elko Nevada. Access is 82.5 miles north on state route 225 to Patsville. Turn right on Forest Service Road (FR)-016 1.5 miles north of Patsville. Turn left on FR-015 at 5 miles. The property is 1.5 miles north on FR-015.

Land Status:

The California Creek Group consists of 18 unpatented lode claims covering 360 acres of Forest Service land. The claims are located on the Flood plain of California Creek with approximately 100’ of relief in the claim group.

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

Princeton Gulch Group

The Company controls unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana.

Location and Access:

The Princeton Gulch claims are located in Sections 20 & 21 of Township 8 North, Range 12 West, 7 miles northeast of the town of Maxville, Montana. Access is provided by county roads east of state highway 10A at Maxville, Montana. Turn east on the Maxville/Princeton Road at Maxville for 4.5 miles. Turn northeast on County Road 1500 for 2.5 miles. The claim group occupies the mountain valley running to the east from this point.

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres.

Geology:

This claim group lies in mountainous terrain on the east slope of the Deerlodge Range. The country rocks are folded and faulted marbles, phyllites and quartzites of Jurassic/Cretaceous age. The Royal stock outcrops less than 1 mile east of this claim group. The metamorphism is a result of the emplacement of the Royal stock and other nearby stocks and batholiths.

The claims host placer deposits within 18” of bedrock along the floor of the gulch. The load claims could potentially host fissure veins found and exploited on adjacent claims and properties; however, there are no reports of veining on this property.

Exploration History:

The claims have been worked sporadically by small scale owner/operators for a number of years. The claims have only been placer mined in the valley bottom. No additional exploration work has been done. The Princeton Mining District has had several past producers, both lode and placer in the late 1800’s and first half of the 1900’s.

Exploration Plans:

The claim group will benefit from detailed geologic mapping, sampling and trenching. Beyond this basic exploration, modern geophysics and remote sensing should be applied to the claim group.

Impairment:

The deferred purchase cost of $20,000 will be included in the exploration expenses for the year ending December 31, 2006.

Cerro Colorado Group

The company controls 3 unpatented claims in the Cerro Colorado Mining District 35 miles southwest of Tucson, Arizona.

Location and Access:

From Tucson take I-19 south towards Nogales approximately 33 miles to Exit 48. The claim group is 15 miles west on Arivaca Rd from exit 48.

The claims are in Section 22, Township 20S, Range 10E. A geographic reference point for the claims is 31°39'32"North , 111°16'19"West.

Land Status:

Cerro Colorado claim group consists of 3 unpatented lode claims covering 60 acres. The claim group is located in the Cerro Colorado mining district in the Cerro Colorado mountains of Southwest Arizona.

Geology:

Mineralization in the district is epithermal quartz-fissure veins with minor base metal sulfides and mercury-bearing tetrahedrite. Silver and gold enrichment occur in oxidized zones. Host rocks are a complex of Cretaceous quartz latite and andesite porphyry flows and tuff with some interbedded sedimentary beds, invaded by Laramide andesite porphyry, rhyolite and dioritic plugs and dikes.

Exploration History:

This mining district is one of the oldest producing areas in Arizona with scattered small, and relatively shallow, mines and prospects active intermittently from at least the 1770's to about 1950. Total estimated and recorded production has been some 4,500 tons of ore containing about 376,000 oz. Ag, 460 oz. Au and minor Cu & Pb.

Exploration Plans:

These claims and the area around them will be geologically mapped at 1:24,000. This mapping will emphasize vein intensity, rock type, and alteration. In addition to the mapping, limited ground magnetic surveys should be run to help identify any geophysical anomalies. The results of this initial work will guide follow up geophysics and/or drilling.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in a prior year.

Bilbao-Mexico Property

The Company owns a group of unpatented properties commonly referred to as Bilbao located in Mexico through its subsidiary.

Location and Access:

The Bilbao property is in the Panfilo Natera Mining District in southeastern Zacatecas State, Mexico. The property is accessed by 35 miles of paved and improved roads southeast of the city of Zacatecas.

Land Status:

The Bilbao property consists of 4 contiguous mineral exploitation concessions covering 1,345 hectares (3,284 acres.) Historical mining has left 2 “glory hole” excavations and some underground workings that are accessible. These workings expose the deposit to a depth of 250 feet.

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

Exploration History:

The Bilbao property has been exploited for its mineral content since the 1600’s. However, there is very little contemporary information available for the concession. There is no evidence or record of any drilling on the property. An inferred resource was calculated for the property (JORC guidelines) in 1994. This resource was based on 1200 samples collected from the existing workings on the property. The data from this sampling is unavailable at present. Some minor geophysics studies have been conducted in limited areas on the property but again the data is unavailable.

Exploration Plans:

During 2005 Shoshone undertook initial exploration of the Bilbao site. A three phase drill plan has been developed to further define the oxide deposit described in the 1994 report and to locate the expected underlying sulfide deposit.

2006 Exploration Activities:

In 2006 the Company entered into a joint venture and option agreement with Minco, PLC for exploration and development of the Bilbao property. Under direction of Shoshone’s joint venture partner, thirty one drill holes totaling 7,315 meters were completed in 2006 with multiple holes intersecting sulfide mineralization underlying the previously encountered oxide zone. In December 2006, the Company’s partner commissioned a (JORC standards) resource analysis and pre-feasibility study, both due for completion in 2007.

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

Mexican Silica Properties

During 1999 Shoshone acquired varying degrees of interest in four silica properties in Mexico:

  A 33.3% interest in the Santa Rita silica property
  A 25% interest in the Inez silica property
  A 49% interest in the Anna and the Three Brothers silica properties

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
  digging 150 foot long and 10-to-20 foot wide trenches that allow for an examination of surface vein structure as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and
  analyzing samples for minerals that are known to have occurred in the test area.

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

ENVIRONMENTAL COMPLIANCE

Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the BLM recently promulgated new surface management regulations which may significantly increase those costs on BLM lands. Access road reclamation may cost up to $50,000 to $100,000 if road building has been done, and those costs, too, are likely to increase as the result of the new BLM regulations. As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred.

EMPLOYEES

The Company currently has 4 employees, 3 of whom are both officers and directors.

RISK FACTORS

We Have Not Recently Mined Any Metals

While we were incorporated in 1969, the Company has no recent history of producing metals. The Company has not developed or operated a mine since the 1980s, and we have no recent operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

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

We Expect Losses to Continue for at Least the Next Five Years

We expect to continue to incur additional losses for at least the next five years due to expenses associated with the research, exploration and development of our mineral properties. As of December 31, 2006, we had an accumulated deficit of $3,133,563. There can be no assurance that we will achieve or sustain profitability in the future, and our auditors expressed a concern regarding our ability to continue as a going concern.

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

  Fluctuations in metal prices and production costs.

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

Our Activities are Subject to Environmental Laws and Regulations which may Materially Affect our Future Operations

The Company, like other exploration companies doing business worldwide, is subject to a variety of federal, provincial, state and local statutes, rules and regulations designed:

  to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;

  to remediate the environmental impacts of those exploration, development and mining operations;

  to protect and preserve wetlands and endangered species; and

  to mitigate negative impacts on certain archeological and cultural sites.

The Company is required to obtain various governmental permits to conduct exploration at its properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous domestic and foreign government agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company’s control.

In the context of permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.

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

For example, on November 20, 2000, the Bureau of Land Management finalized new surface management regulations applicable to activities and operations on unpatented mining claims. Those new regulations make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive by requiring bonding in the amount of 100% of the anticipated reclamation costs. Larger-scale exploration activities (disturbing 5 acres of surface or more) require the preparation and approval of a formal plan of operations.

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

Legislative and Administrative Changes to the Mining Laws could Materially Adversely Affect our Future Exploration, Development and/or Mining Activities

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations could have a material adverse impact on our ability to conduct exploration, development and mining activities.

For example, during the 1999 legislative session, legislation was considered in the U. S. Congress which proposed a number of modifications to the Mining Law of 1872, which governs the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications were enacted into law.

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

  global and regional supply and demand; and

  political and economic conditions and production costs in major metal producing regions of the world.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Shoshone’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of this annual report. Shoshone’s certifying officers have concluded that as of December 31, 2006, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

Changes in Internal Controls:

There have not been any significant changes in Shoshone’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers’ evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s interests in its exploration properties are described in Item 1.

The Company’s executive offices are located at 403 Seventh Street, Wallace, Idaho, 83873, and its telephone number is (208) 752-1070. The Company leases its office space under a year-to-year lease for monthly rent payments of $550.00.

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

The following table sets forth information concerning the Company’s directors and executive officers.

NAME	AGE	POSITION
Lex Smith	54	President and Director
Carol Stephan	65	Secretary and Director
Melanie Farrand	51	Treasurer and Director
Sharon Jacobs	49	Director

Set forth below is certain additional information with respect to the directors and executive officers.

Lex Smith holds a BA in political science from Drake University, an associate degree in business systems management and an associate degree in paralegal studies. Additionally, for the last 13 years, he has been a business consultant and project manager in the United States for the Lehman, Lee & Xu Law Firm in Beijing, China, and has served as a consultant to the Firm’s Mining Law Department for the past 2 years. Mr. Smith entered the mining business in 1993 as the field manager and owner of multiple mining claims in Montana and has subsequently been closely involved with several mining companies and mining projects in the Pacific Northwest. Further, Mr. Smith has served as the President of the Silver Valley Mining Association since 2003, and currently also serves as President of Natural Resources Education Outreach, an Idaho non-profit corporation.

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

Sharon Jacobs was elected to the Board of Directors in 2006. She has been the Office Manager for Silver Valley Capital, a Wallace, Idaho real estate development firm, since 2004. Prior to her employment with Silver Valley Capital, Sharon was an Appraiser for the Shoshone County Assessor for 18 years. Sharon retired from Shoshone County in 2003 as the Chief Deputy Treasurer after 25 years of combined employment.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS

The following table shows the total compensation that we paid to each of our three four highest paid persons during forthe last fiscal year:

Summary Compensation Table
Name	Capacity in which Remuneration was Received	Aggregate Remuneration
Lex Smith	President	$ 5,100
Carol Stephan	Secretary	2,650
Melanie Farrand	Treasurer	2,250
Sharon Jacobs	Director	2,250

Directors receive no compensation for their service with the exception of Sharon Jacobs who received $2,250. The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors. The Company has no employment agreements with any of its officers.

ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2006 the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 18,243,797 shares of our common stock outstanding as of December 31, 2006.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares

Lex Smith	72,000	0.39%
c/o Shoshone Silver Mining Company
403 7th St. Suite 207
Wallace, ID 83873

Carol Stephan	551,900	3.03%
c/o Shoshone Silver Mining Company
403 7th St. Suite 207
Wallace, ID 83873

Melanie Farrand	42,000	0.23%
c/o Shoshone Silver Mining Company
403 7th St. Suite 207
Wallace, ID 83873

Sharon Jacobs	13,000	0.07%
c/o Shoshone Silver Mining Company
403 7th St. Suite 207
Wallace, ID 83873

All officers and directors as a group (4
persons)	678,900	3.72%

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSCATIONS

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

PART II

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.PK. Summary trading by quarter for fiscal 2006 and 2005 are as follows:

Fiscal Quarter	High (1)	Low (1)
2006
Fourth Quarter	$0.29	$0.17
Third Quarter	$0.33	$0.16
Second Quarter	$0.40	$0.16
First Quarter	$0.39	$0.15

2005
Fourth Quarter	$0.20	$0.12
Third Quarter	$0.23	$0.12
Second Quarter	$0.33	$0.16
First Quarter	$0.45	$0.25

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 31, 2006, the Company had approximately 1,614 holders of record of our common stock. The Company has no equity compensation plan or plans.

The Company has not paid any dividends since our inception and do not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

ITEM 2. LEGAL PROCEEDINGS

None.

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

ITEM 6. FINANCIAL STATEMENTS

Board of Directors
Shoshone Silver Mining Company
Coeur d’Alene, Idaho

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company (an Idaho corporation) at December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
March 23, 2007

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$193,639	$32,054
Receivable from related party	10,624	11,624
Deposits and prepaids	12,649	24,302
Supplies inventory	3,988	4,668
Total Current Assets	220,900	72,648

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,683,088	1,636,815
Accumulated depreciation	(1,156,220)	(1,119,977)
Total Property Plant and Equipment	526,868	516,838

MINERAL AND MINING PROPERTIES	379,690	311,218

OTHER ASSETS
Notes receivable from related parties	207,305	67,558
Notes receivable	119,364	-
Accrued interest receivable	9,523	1,327
Investments	741,938	317,354
Total Other Assets	1,078,130	386,239

TOTAL ASSETS	$2,205,588	$1,286,943

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,856	$1,461
Accrued expenses	2,354	-
Total Current Liabilities	29,210	1,461

Note payable	8,913	-
Total Liabilities	38,123	1,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 and 18,143,797 shares issued and outstanding	1,824,380	1,814,380
Additional paid-in capital	3,151,142	3,142,306
Treasury stock	(270,696)	(296,180)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit	(3,133,563)	(3,500,698)
Accumulated other comprehensive income	602,825	132,297
Total Stockholders' Equity	2,167,465	1,285,482

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,205,588	$1,286,943

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006		2005

REVENUES	$150		$1,373

COST OF REVENUES	108		635

GROSS PROFIT	42		738

OPERATING EXPENSES
General and administrative	133,730		101,320
Professional fees	114,516		56,157
Consulting fees	135,140		-
Depreciation	36,243		32,019
Mining and exploration expenses	88,016		144,602
Total Operating Expenses	507,645		334,098

LOSS FROM OPERATIONS	(507,603)		(333,360)

OTHER INCOME (EXPENSES)
Net gain on sale of securities	310,412		237,925
Lease income	411,980		2,150
Gain on sale of load claim	133,907		-
Dividend and interest income	18,815		8,622
Interest expense	(376)		(18)
Total Other Income (Expenses)	874,738		248,679

INCOME (LOSS) BEFORE INCOME TAXES	367,135		(84,681)

INCOME TAXES	124,826		-
DEFERRED TAX GAIN	(124,826)		-

NET INCOME (LOSS)	367,135		(84,681)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	470,528		(601,560)

NET COMPREHENSIVE INCOME (LOSS)	$837,663		$(686,241)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.02	$	nil

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$0.02	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC	18,221,819		18,094,893

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
DILUTED	18,321,819		18,094,893

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity
Balance, December 31, 2004	17,393,797	1,739,380	2,966,756	(26,834)	12,221	(20,225)	(3,416,017)	733,857	1,989,138
Issuance of stock for accounts payable
at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500
Issuance of stock for mining property expenses
at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000
Treasury stock issued for services at a price of
$0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000
Treasury stock issued for cash and services
at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	1,814,380	3,142,306	(296,180)	12,221	(18,844)	(3,500,698)	132,297	1,285,482
Issuance of stock for exploration expenses
at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000
Treasury stock issued for services at an average
price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,142	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	367,135	$(84,681)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	36,243	32,019
Common stock issued for services	-	22,000
Common stock issued for mining and exploration expenses	24,000	20,000
Treasury stock issued for services	20,320	-
Net gain on sale of lode claim	(120,000)	-
Net gain on sale of investments	(175,272)	(237,925)
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	1,000	(11,624)
Decrease increase in deposits and prepaids	11,653	281
Decrease in supplies inventory	680	635
Increase (decrease) in accrued interest receivable	(8,196)	3,596
Increase in accrued liabilities		-
Increase (decrease) in accounts payable	27,749	(41,917)
Net cash used in operating activities	185,312	(297,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(41,602)	(29,973)
Proceeds from sale of investments	459,588	72,923
Purchase of mineral and mining properties	(68,472)	-
Investments exchanged for services	-	-
Purchase of fixed assets	(37,360)	-
Net cash provided by investing activities	312,154	42,950

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Advances to related party	(195,000)	-
Issuance of note receviable from related party	(243,000)
Payments received notes receivable from related party	103,253	25,656
Payment on notes receivable	636	-
Payment of common stock subscriptions	-	1,381
Payment made on long-term note payable	(1,770)	-
Net cash (used in) provided by financing activities	(335,881)	35,037

Net increase (decrease) in cash	161,585	(219,629)

Cash, beginning of period	32,054	251,683

Cash, end of period	$193,639	$32,054

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$376	$18
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$-	$227,500
Note receivable in connection with sale of lode claim	$120,000	$-
Note issued in exchanged for vehicle	$10,781	$-
Treasury stock acquired through sale of investment	$-	$296,296

The accompanying notes are an integral part of these financial statements.

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations.

The Company’s year end is December 31.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will not impact the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (“SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents

For purposes of its statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents also include money market accounts.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2006 and 2005, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $57,845 and $0, respectively.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were 100,000 common stock options outstanding at December 31, 2006 and 2005, they were not included in the calculation of earnings per share at December 31, 2005 because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, deposits and pre-paids, inventory, investment in available-for-sale securities, accounts payable and short-term borrowings. All instruments other than the investment in available-for-sale securities are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates. Investments in available-for-sale securities are recorded at fair value at the reporting dates in accordance with SFAS 115.

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,133,563 through December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

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

At this time, the Company holds securities classified as available for sale. See “Note 10: Investments” for further details.

Mineral and Mining Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. See Note 7. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no extractable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

The Company expenses the acquisition costs of certain mining properties as mining exploration expenses. The total amounts expensed for acquisitions were $57,000 and $91,746 for the years ended December 31, 2006 and 2005, respectively. See Note 7.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V., after elimination of the inter-company accounts and transactions.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-one and one half years. See Note 6.

Provision for Taxes

Income taxes are provided for based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $550,000, principally arising from net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006. The significant components of the deferred tax assets at December 31, 2006 and 2005 were as follows:

	Dec. 31, 2006	Dec. 31, 2005

Net operating loss carry forward	$1,617,000	$1,782,000

Deferred tax asset	$550,000	$606,000
Deferred tax asset valuation allowance	(550,000)	(606,000)
Net Deferred Tax Asset	$-	$-

At December 31, 2006 and 2005, the Company had net operating loss carry-forwards of approximately $1,617,000 and $1,782,000, respectively, which expire in the years 2020 through 2026. This decrease is due to the Company utilizing net operating losses to offset their taxable income for 2006. The change in the valuation allowance account from December 31, 2005 to December 31, 2006 was $56,000.

Reclamation Costs

Management believes reclamation costs at its mining sites will be minimal. Posting of a reclamation bond has not been required at this time.

Revenue Recognition and Cost of Sales

In 2003, the Company expanded its business focus to include resource management and sales of mineral and timber interests. The Company recognizes revenue from sales at the time payment for the timber is received. Sales in both fiscal 2005 and 2006 are primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities.

Treasury Stock

The Company accounts its treasury stock under the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock). The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account.

During fiscal 2006, the Company reissued 80,000 treasury shares at a deficit of $7,200 which was charged to additional paid-in capital. Also, during fiscal 2006, the Company reissued 8,000 treasury shares with proceeds in excess of cost of $1,040 which was credited to additional paid-in capital.

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

NOTE 3: ACCOUNTS RECEIVABLE FROM RELATED PARTY

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party. The Company made the prepayment for certain administrative services the related party was to provide. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. During fiscal 2006, the Company received payments on this receivable of $1,000.

The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At December 31, 2006, no reserve was deemed necessary.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

During 2004, the Company, through an attorney, received monthly lease payments on the Lakeview property lease, which was disputed. The attorney held these revenues for the Company and, with the Company’s permission, deducted expenses that the attorney incurred. During fiscal year 2005, this dispute was settled and no additional lease payments are to be received by the attorney. The balance of lease income, held in trust with this attorney, was $7,174 at December 31, 2005. During the fiscal 2006 third quarter the Company received a payment of $6,799 representing the total remaining amount. The remaining $375 was charged to operations during the fiscal 2006 third quarter.

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance was $6,969 at December 31, 2006 and $7,916 at December 31, 2005.

During the fiscal 2006 second quarter, the Company made a deposit of $5,000 toward the purchase of certain equipment. Upon delivery of this equipment, the Company will pay an additional $6,000.

During 2004, the Company paid an attorney for work to be performed. This attorney held these fees in trust and as expenses were incurred, the deposit was reduced. At December 31, 2005, the balance held in trust was $5,512. During 2006, the attorney’s work was completed and the balance of $5,512 was returned to the Company.

NOTE 5: SUPPLIES INVENTORY

During the year ended December 31, 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo on it for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During the fiscal year ended December 31, 2006, the Company sold 10 medallions at a total cost of $108 and revenue of $150. The Company also distributed 22 medallions with a cost of $232, for marketing purposes. At December 31, 2006, the Company had 376 coins remaining in inventory with an historical cost basis of $3,988.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method with a half-year convention over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2006 and 2005:

	Dec. 31, 2006	Dec. 31, 2005
Equipment	$632,748	$597,214
Plant assets	1,050,339	1,039,601
Subtotal	1,683,087	1,636,815
Less accumulated depreciation	(1,156,220)	(1,119,977)
	$526,867	$516,838

Depreciation expense was $36,243 for the year ended December 31, 2006 and $32,019 for the year ended December 31, 2005.

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

NOTE 7: MINERAL AND MINING PROPERTIES

Northwestern United States

Silver Valley, Idaho

Shoshone Group
This mineral property grouping owned by the Company consists of five patented lode mining claims situated in the St. Joe Mining District, Shoshone County, Idaho. The five patented claims were acquired in 1970 from an outside party for $2,500 in cash and 100,000 shares of common stock. The cost of the property, $17,500, was expensed in prior years as an exploration expense.

Bullion Group
Seven patented mining claims were acquired in 1998 as part of a settlement of a promissory note owed to the Company. The value of the property was included as an exploration expense in a prior year.

Lakeview District, Idaho

Idaho Lakeview and Keep Cool Group
The Company acquired the Lakeview and Keep Cool mining properties consisting of 10 patented and 4 unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985. The total cost of the properties, $334,690, is included in the financial statements under mining properties.

During 2006, the Company paid fees to make improvements to the land to be more accessible as well as usable. The total amount of the $68,472 was capitalized.

Weber Group
The Company acquired, for 100,000 shares of its common stock, six patented and five unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. The cost of the property, $125,000, was expensed in prior years as an exploration expense.

Auxer Mine
The Auxer Mine, consisting of 2 unpatented claims covering 40 acres, was acquired by the Company in 2003 for 50,000 shares of common stock. The cost of the property, $7,500, is included in the financial statements under mining properties until such time as the Company’s outside study on the property’s reserves, if any, is completed.

Lucky Joe
The Company acquired, for 150,000 shares of its common stock, two unpatented lode mining claim during 2003. The cost of the former mining property, $22,500, is included in the financial statements under Mining Properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

Regal Mine
The Company acquired, for 100,000 shares of its common stock, four contiguous unpatented lode mining claims covering 80 acres located in the Moyie-Yaak Mining District of Boundary County, Idaho during 2003. The cost of the former mining property, $15,000, is included in the financial statements under Mining Properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

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

During fiscal 2006, the Company issued 100,000 shares valued at $24,000 ($0.24 per share) for fiscal 2006 lease payment. See “Note 12: Common Stock” and “Note 18: Commitments and Contingencies” for further details.

Other North Idaho and Montana

Montgomery Mine Group
During the fiscal year ended December 31, 2005, the Company acquired, for $43,557 in cash, 25 unpatented lode mining claims located in Boundary County, Idaho. The cost of the properties is included in exploration expenses for the twelve-month period ended December 31, 2005.

Stillwater Extension Claims
The Company acquired, for 100,000 shares of its common stock, ten unpatented lode mining claims located along the J-M Reef of the Stillwater Complex of south central Montana during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Princeton Gulch Claims
During the fiscal 2006 first quarter, the Company made a partial payment of $13,000 toward the purchase of four unpatented placer claims and two unpatented lode claims. These claims in aggregate cover 120 acres and are located in Granit Country, Montana.

Drumheller Group
The Company owned six patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein. The Company issued 109,141 shares of its common stock to acquire these claims in February 1984.

During fiscal 2006, the Company sold the Drumheller Group of claims for $150,000 to an unrelated party. The cost of the property, $218,282, was expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale. See “Note 9: Note Receivable” for further details.

Southwestern United States

Arizona Gold Field
The Company acquired, for 100,000 shares of stock, four unpatented lode mining claims located in the Oatman Mining District of Mojave County, Arizona during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Gold Road Claims
The Company acquired, for 10,000 shares of stock, 16 unpatented lode mining claims located in Mohave County, Arizona during 2003. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

Cerro Colorado Group
During fiscal year 2004, the Company acquired three unpatented lode claims covering 60 acres located in the Cerro Colorado Mining District of Pima County, Arizona during 2004. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

California Creek Properties
During the fiscal year ended December 31, 2005, the Company acquired, for $2,970, 18 unpatented lode claims located near Elko, Nevada. The cost of the properties is included in exploration expenses for the twelve-month period ended December 31, 2005. In November 2005, the Company entered into a Letter of Intent with International Arimex Resouces, Inc. (“Arimex”) that would allow Arimex to earn up to 100% interest in these properties. At this time, no action under the agreement has been taken. See “Note 17: Option Agreements” for further details.

Mexico Properties

Bilbao-Mexico Property
The Company acquired, for cash of $80,000, four exploration mineral concessions covering 1,345 hectares located in Zacatecas, Mexico during 2004. The cost of the former mining property, $80,000, was included in exploration expense in the financial statements for 2004. An additional $25,220 was included in exploration expense in the financial statements for 2005. An additional $13,000 was included in exploration expense in the financial statements for 2006.

Shoshone Mexico, S.A. de C.V., a subsidiary of Shoshone Silver Mining Company, entered into an agreement with Minco, PLC, of Ireland on February 22, 2006, under which Minco can earn a 75% interest in Shoshone’s Bilbao Project by performing certain exploration, evaluation and, if feasible, development of mineral resources within the Property.

Minco has thus far paid Shoshone $400,000 and nearly completed its pre-feasibility work and analysis on the property. If Minco fulfills the remainder of its obligations under the agreement, a new corporation will be formed in which Shoshone shall carry a 25% interest.

Sugar Pit #2
The Company paid $14,700 cash during 2001 to acquire a lease to explore this mineral property located in Mexico. The six-year lease is renewable, subject to renegotiation of the price. This property contains crystalline quartz mineralization. The entire cost of the lease was expensed in 2001.

Other Mexico Mining Properties
The Company has paid, in cash, stock, and equipment $130,500 for five different mining properties in locations in northern Mexico. The Company received interests in these properties which vary from 20-25%, and is expecting to receive those percentages of net sales once mines on the properties are operative. At this time, these mines have not begun operations. The cost of the properties, $130,500, was expensed in prior years as an exploration expense.

NOTE 8: NOTES RECEIVABLE FROM RELATED PARTIES

On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bears interest at 7% per annum, with principal and unpaid interest due on February 4, 2007. During 2006, a payment of $4,000 was received, of which $695 was applied to principal and $3,305 was applied to accrued interest receivable. At December 31, 2006, interest income of $229 had been accrued and is included in accrued interest receivable in the financial statements.

On August 10, 2004, the Company loaned to Spring Creek Capital, a related party, $53,214. The note bears interest at 7% per annum. During 2005, a payment of $30,000 was received, of which $25,656 was applied to principal and $4,344 was applied to accrued interest receivable. During 2006, a payment of $26,875 was received, of which $24,882 was applied to principal and $1,992 was applied to accrued interest receivable. The remaining principal balance of $2,676 was written off against interest income during the fourth quarter of fiscal 2006.

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest becomes due and payable. During fiscal 2006, a payment of $1,645 was received and was applied to accrued interest receivable. At December 31, 2006, interest income of $3,998 had been accrued and is included in accrued interest receivable in the financial statements.

On October 12, 2006, the Company loaned Sterling Mining Company $75,000 in exchange for a promissory note. Carol Stephan, a Director of the Company, is also a Director of Sterling Mining Company. Ms. Stephan abstained from voting on the respective Companies’ Board of Directors’ Resolutions approving this loan. The note bears interest at 10% per annum and became due and payable on December 31, 2006. The note stipulated that no interest would accrue for the first month it was outstanding. During the fourth quarter of fiscal 2006, a payment of $75,625 was received, of which $75,000 was applied to principal and $625 was applied to accrued interest receivable.

NOTE 9: NOTE RECEIVABLE

On January 23, 2006, the Company accepted a promissory note for $120,000 from an unrelated party in conjunction with the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During the fiscal 2006 third quarter, the Company received a payment of $5,089, of which $637 was applied toward principal and $4,452 was applied to accrued interest receivable. At December 31, 2006, interest income of $3,522 had been accrued and is included in accrued interest receivable in the financial statements.

NOTE 10: INVESTMENTS

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

The following summarizes securities available for sale at December 31, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$6,850
Gold Crest Mines	848,100	3,900	415,569
Independence	16,000	28,160	54,400
Kimberly Gold Mines	71,500	56,266	10,725
Merger Mines Corp	15,000	9,458	8,250
Metropolitan Mines Limited	6,000	2,008	2,400
Mineral Mountain Mining & Milling	5,000	3,866	2,000
Sterling Mining Company	76,776	44,774	241,744

Balance, December 31, 2006	1,040,876	$160,999	$741,038

The Company had an unrealized holding gain during the year ended December 31, 2006 of $470,528. This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The following summarizes securities available for sale at December 31, 2005:

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

NOTE 11: NOTE PAYABLE

On June 30, 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 60 months, bears interest at 8.99% and stipulates that payments of $249 be made monthly. The Company is making payments in the amount of $499 per month and will pay off the note in 30 months. The outstanding balance on this note payable was $8,913 at December 31, 2006.

NOTE 12: COMMON STOCK

The Company is authorized to issue 20,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During 2005, the Company issued 750,000 shares of common stock for the leasing of a mining property (of which 650,000 shares had been owed at December 32, 2004), for a total value of $247,500.

During 2006, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $24,000. See “Note 18: Commitments & Contingencies” for further details.

NOTE 13: TREASURY STOCK

The Company held 845,926 and 1,125,986 shares of treasury stock at December 31, 2006 and December 31, 2005, respectively.

During fiscal 2005, the Company issued 165,000 shares of treasury stock for the payment of services totaling $29,000, and 80,000 shares were issued for cash of $8,000. The Company also acquired 925,926 shares of treasury stock with a value of $296,296 ($0.32 per share) in exchange for 65,844 shares of Sterling Mining Company.

During fiscal 2006, the Company issued 8,000 shares of treasury stock for the payment of services totaling $1,920 and issued 80,000 shares of treasury stock for the payment of services totaling $18,400.

NOTE 14: STOCK OPTIONS AND WARRANTS

On September 29, 1999, the Company granted stock options to its attorney enabling him to purchase up to 100,000 shares of common stock at a price of $0.01 per share. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.01; risk free interest rate of 5%; an expected life of 5 years; and volatility of 30%. During fiscal 2001, the Company recorded $12,221 for these options. These stock options do not have an explicit expiration date.

During the year ended December 31, 2004, the Company sold in private placement 1,861,857 shares of common stock with one warrant attached. The warrants were exercisable at $0.75 per share and expired one year from the purchase date. On January 31, 2005, the options expired unexercised.

No new stock options or warrants were issued during the fiscal years ended December 31, 2006 and December 31, 2005.

NOTE 15: SUBSCRIPTIONS RECEIVABLE

In fiscal 2004, the Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bear interest at 7% per year until their due date in 2009. During 2005, the Company received payment against this receivable totaling $3,988, of which $1,381 was applied to principal and $2,607 was applied to interest. No payments were received during 2006. At December 31, 2006, interest income of $1,774 had been accrued and is included in accrued interest receivable on the financial statements.

NOTE 16 – REVENUES

Sales in both 2005 and 2006 are primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities. The revenues for the years ended December 31, 2006 and 2005 were $150 and $1,373, respectively.

NOTE 17: OPTION AGREEMENTS

On February 22, 2006, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $399,980 during 2006 as consideration for allowing the other party to conduct exploration activities on the property. The $399,980 was recorded as lease income.

On November 9, 2005, the Company entered into an option agreement with an unrelated party, under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this agreement, the Company received $20,000 as consideration for allowing the unrelated party to conduct exploration activities on the property. The $20,000 was recorded as lease income.

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an agreement with two unrelated parties to combine certain properties (the Agreement to Combine Properties”). During 2006, the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties. The $8,000 was recorded as a reduction to lease income during the fiscal 2006 second quarter.

NOTE 18 – COMMITMENTS & CONTINGENCIES

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

On November 1, 2006, the Company entered into a one-year lease for office space located in Wallace, Idaho at the rate of $550 per month. The Company has the option to renew the lease for one additional year.

During 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s terms call for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000. Future lease payments on the property are 100,000 shares of common stock per year which the Company paid in 2005 and 2006. The value of these future lease payments, based on the current market value of the Company’s common stock, would be approximately $20,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock. The amounts expensed in 2006 and 2005 under this agreement were $24,000 and $20,000, respectively.

PART III

ITEM 1. INDEX TO EXHIBITS

2.1.1	Articles of Incorporation. (*)

2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)

2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)

2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)

2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)

2.2	Bylaws. (*)

10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)

10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)

10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)

10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No 000-31184

ITEM 2. DESCRIPTION OF EXHIBITS

Not Applicable

SIGNATURES

           In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: May 18, 2007	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer