Form 10QSB
period 2007-03-31
SHOSHONE SILVER MINING CO INC
filed 2007-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Class	Outstanding as of March 31, 2007
Common Stock ($0.10 par value)	18,243,797

Transitional Small Business Disclosure Format (check one): Yes [X]  No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended March 31, 2007

PART I – FINANCIAL INFORMATION

We have provided the following information to our certifying independent accountants. We are filing this information prior to the completion of the accountant's services under Regulation S-X Article 2. We expect to file amended filings after these services are completed to correct this departure from the requirements of Regulation S-X Article 2.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$153,569	$193,639
Receivable from related party	10,624	10,624
Deposits and prepaids	5,680	12,649
Supplies inventory	3,574	3,988
Total Current Assets	173,447	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,683,088	1,683,088
Accumulated depreciation	(1,166,287)	(1,156,220)
Total Property Plant and Equipment	516,801	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	207,305	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	8,881	9,523
Investments	777,413	741,938
Total Other Assets	1,111,962	1,078,130

TOTAL ASSETS	$2,181,900	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,000	$26,856
Accrued expenses	1,000	2,354
Total Current Liabilities	6,000	29,210

Note payable	7,757	8,913
Total Liabilities	13,757	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 shares issued and outstanding for both periods	1,824,380	1,824,380
Additional paid-in capital	3,154,332	3,151,142
Treasury stock	(267,506)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit	(3,150,090)	(3,133,563)
Accumulated other comprehensive income	613,650	602,825
Total Stockholders' Equity	2,168,143	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,181,900	$2,205,588

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES	$661	$-

COST OF REVENUES	414	-

GROSS PROFIT	247	-

OPERATING EXPENSES
General and administrative	71,329	42,115
Professional fees	22,958	11,138
Depreciation	10,067	7,858
Mining and exploration expenses	10,533	25,265
Total Operating Expenses	114,887	86,376

LOSS FROM OPERATIONS	(114,640)	(86,376)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	89,910	(4,259)
Lease income	-	100,000
Gain on sale of load claim	-	133,907
Dividend and interest income	8,395	3,242
Interest expense	(192)	-
Total Other Income (Expenses)	98,113	232,890

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(16,527)	146,514

INCOME TAXES	-	-

NET INCOME (LOSS)	(16,527)	146,514

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	10,825	473,759

NET COMPREHENSIVE INCOME (LOSS)	$(5,702)	$620,273

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,243,797	18,153,909

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,527)	$146,514
Adjustments to reconcile net income (loss) to net
cash used by (provided by) operations:
Depreciation and amortization expense	10,067	7,858
Common stock issued for services	-	24,000
Treasury stock issued for services	-	20,800
Net gain on sale of lode claim	-	(120,000)
Net (gain) loss on sale of investments	(89,910)	4,259
Changes in assets and liabilities:
Decrease in deposits and prepaids	6,969	10,159
Decrease in supplies inventory	414	-
Decrease (increase) in accrued interest receivable	642	(3,135)
Decrease in accrued liabilities	(1,354)	-
(Decrease) increase in accounts payable	(15,476)	508
Net cash used in (provided by)operating activities	(105,175)	90,963

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(29,250)	(31,900)
Proceeds from sale of investments	94,510	17,010
Purchase of mineral and mining properties	-	(13,000)
Net cash provided by (used in) investing activities	65,260	(27,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes receivable	1,001	-
Payment made on long-term note payable	(1,156)	-
Net cash used in financing activities	(155)	-

Net (decrease) increase in cash	(40,070)	63,073

Cash, beginning of period	-	32,054

Cash, end of period	$(40,070)	$95,127

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$192	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable in connection with sale of lode claim	$-	$120,000

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,150,090 through March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $150,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance was $6,969 at December 31, 2006, which was paid in full during the fiscal 2007 first quarter.

During the fiscal 2006 second quarter, the Company made a deposit of $5,000 toward the purchase of certain equipment. Upon delivery of this equipment, the Company will pay an additional $6,000.

NOTE 4: NOTES RECEIVABLE FROM RELATED PARTIES

On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bears interest of 7% per annum, with principal and unpaid interest due on February 4, 2007. During the fiscal 2007 first quarter, interest income of $696 had been accrued.

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest becomes due and payable. During the fiscal 2007 first quarter, a payment of $4,112 was received and was applied to accrued interest receivable. During the fiscal 2007 first quarter, interest income of $4,336 had been accrued.

NOTE 5: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During the fiscal 2007 first quarter, the Company received a payment on this note receivable of $5,089, of which $4,089 was applied toward interest receivable and the remaining $1,000 was applied toward principal. During the fiscal 2007 first quarter, interest income of 2,163 had been accrued.

NOTE 6: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding gain during the three-month period ended March 31, 2007 of $10,825 compared with $473,759 the same period last year.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss), and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at March 31, 2007:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$7,500
Gold Crest Mines	758,100	3,900	432,017
Independence	4,500	7,920	20,250
Kimberly Gold Mines	321,500	85,516	73,945
Merger Mines Corp	15,000	9,458	6,000
Metropolitan Mines Limited	6,000	2,008	2,520
Mineral Mountain Mining & Milling	5,000	3,866	2,550
Sterling Mining Company	76,776	44,774	232,631

Balance, March 31, 2007	1,189,376	$170,009	$777,413

The following summarizes the securities available for sale at December 31, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$6,850
Gold Crest Mines	848,100	3,900	415,569
Independence	16,000	28,160	54,400
Kimberly Gold Mines	71,500	56,266	10,725
Merger Mines Corp	15,000	9,458	8,250
Metropolitan Mines Limited	6,000	2,008	2,400
Mineral Mountain Mining & Milling	5,000	3,866	2,000
Sterling Mining Company	76,776	44,774	241,744

Balance, December 31, 2006	1,040,876	$160,999	$741,038

NOTE 7: NOTE PAYABLE

During the fiscal 2006 second quarter, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $7,757 at March 31, 2007.

NOTE 8: SUBSCRIPTIONS RECEIVABLE

In fiscal 2004, the Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bear interest of 7% per year until their due date in 2009. During the fiscal 2007 first quarter, interest income of $1,774 had been accrued. See Note 11.

NOTE 9: OPTION AGREEMENTS

On February 22, 2006, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $0 during the fiscal 2007 first quarter and $100,000 during fiscal 2006 first quarter as consideration for allowing the other party to conduct exploration activities on the property.

On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this agreement, the Company received $0 during the fiscal 2007 first quarter and $20,000 during the fiscal 2006 first quarter as consideration for allowing the unrelated party to conduct exploration activities on the property.

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

NOTE 11: SUBSEQUENT EVENT

On April 30, 2007, the Company received a payment of $21,102 in full satisfaction of its subscription receivable. The payment consisted of principal of $18,844 and accrued interest income of $2,259.

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Comparison of the Three Months Ended March 31, 2007 and 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended March 31, 2007 compared with March 31, 2006. The table is provided to assist in assessing differences in our overall performance:

	Three Months Ended March 31,
	2007	2006	$ change	% change

REVENUES	$661	$-	$661	0.0%
COST OF REVENUES	414	-	414	0.0%
GROSS PROFIT	247	-	247	0.0%
General and administrative	71,329	42,115	29,214	69.4%
Professional fees	22,958	11,138	11,820	106.1%
Depreciation	10,067	7,858	2,209	28.1%
Mining and exploration expenses	10,533	25,265	(14,732)	-58.3%
Total Operating Expenses	114,887	86,376	28,511	33.0%
LOSS FROM OPERATIONS	(114,640)	(86,376)	(28,264)	-32.7%
Net gain (loss) on sale of securities	89,910	(4,259)	94,169	2,211.1%
Lease income	-	100,000	(100,000)	-100.0%
Other income	-	133,907	(133,907)	-100.0%

Dividend and interest income	8,395	3,242	5,153	158.9%
Interest expense	(192)	-	(192)	0.0%
Total Other Income	98,113	232,890	(134,777)	-57.9%
NET (LOSS) INCOME	$(16,527)	$146,514	$(163,041)	-111.3%

Overview of Operating Results

The decrease in net income during the three-month period ended March 31, 2007 (the “2007 first quarter”) from the three-month period ended March 31, 2006 (the “2006 first quarter”) was primarily the result of a $133,907 gain on the sale of a lode claim and lease income of $100,000, both realized during the 2006 first quarter. The Company received no lease income nor realized a gain on the sale of a lode claim during the fiscal 2007 first quarter. Partially offsetting these negative factors was a realized gain from the sale of investments of $89,910 during the fiscal 2007 first quarter compared with a realized loss of $(4,259) in the same period last year.

Operating Expenses

Operating expenses during the 2007 first quarter increased primarily as a result of increased employee expenses of $33,343. Of this increase, $20,250 was related to recruiting the Company’s new Chief Executive Officer. Also contributing to the increase in operating expenses were incremental professional fees of $18,475 related to the Company’s reporting obligations with the Securities and Exchange Commission (the “SEC”). Partially offsetting these increases was $20,800 in Directors’ fees incurred during the fiscal 2006 first quarter compared with none during the fiscal 2007 first quarter.

Other Income (Expenses)

The decrease in other income during the 2007 first quarter was primarily the result of a $133,907 realized gain during fiscal 2006 first quarter from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale. The Company did not sell any lode claims during the fiscal 2007 first quarter. See “Note 5: Note Receivable” to our consolidated financial statements for further details.

Also contributing to the decrease during the fiscal 2007 first quarter was $100,000 received in connection with an option agreement received during the fiscal 2006 first quarter compared with none during the fiscal 2007 first quarter. See “Note 9: Option Agreements” to our consolidated financial statements for further details.

These negative impacts were partially offset by a realized gain of $89,910 on the sale of investments during the fiscal 2007 first quarter compared with a loss on the sale of investments of $(4,259) during the fiscal 2006 first quarter.

Overview of Financial Position
At March 31, 2007, Shoshone had cash of $153,569 and total liabilities of $13,757. Also, during the fiscal 2007 first quarter, the market value of the Company’s available-for-sale investments increased $35,475 from the balance at December 31, 2006.

Investments

Shoshone’s investment portfolio at March 31, 2007 was $777,413, an increase of $35,475 from the December 31, 2006 balance of $741,938. This increase was primarily attributable to the acquisition of 250,000 shares partially offset by the sale of 101,500 shares during the fiscal 2007 first quarter. See “Note 6: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At March 31, 2007, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2006.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $5,000 at March 31, 2007 compared with $26,856 at December 31, 2006. The balance at December 31, 2006 included $14,315 in legal expenses primarily related to the Company’s Mexican mining concessions and also included $6,800 in Directors’ fees that were paid in treasury stock.

Liquidity and Capital Resources

During the three months ended March 31, 2007, the Company’s operating activities used $105,175. This was primarily the result of a non-cash net gain on the sale of investment of $89,910 that was included in the Company’s net loss of $(16,527).

Shoshone’s total stockholders’ equity was $2,168,143 at March 31, 2007, an increase of $678 from $2,167,465 at December 31, 2006. The increase in total stockholders’ equity was primarily due to an increase of $10,825 in accumulated other comprehensive income and the issuance of 29,000 treasury shares in payment of directors fees. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 6: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s chief executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of March 31, 2007, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 18, 2007	By:	/s/ Conrad Houser
Date		Conrad Houser
Chief Executive Officer

May 18, 2007	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer