Form 10QSB
period 2007-06-30
SHOSHONE SILVER MINING CO INC
filed 2007-08-14
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Class	Outstanding as of June 30, 2007
Common Stock ($0.10 par value)	18,396,679

Transitional Small Business Disclosure Format (check one): Yes [X] No [   ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$23,371	$193,639
Receivable from related party	10,624	10,624
Deposits and prepaids	2,405	12,649
Supplies inventory	3,446	3,988
Total Current Assets	39,846	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,782,502	1,683,088
Accumulated depreciation	(1,176,504)	(1,156,220)
Total Property Plant and Equipment	605,998	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	207,305	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	12,240	9,523
Investments	684,256	741,938
Total Other Assets	1,022,164	1,078,130

TOTAL ASSETS	$2,047,698	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,791	$26,856
Accounts payable, related parties	10,023	-
Accrued expenses	5,411	2,354
Total Current Liabilities	33,225	29,210

Note payable	6,575	8,913
Total Liabilities	39,800	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,396,679 and 18,243,798 shares issued and outstanding, repectively	1,839,668	1,824,380
Additional paid-in capital	3,189,090	3,151,142
Treasury stock	(288,633)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	-	(18,844)
Accumulated deficit	(3,271,950)	(3,133,563)
Accumulated other comprehensive income	527,502	602,825
Total Stockholders' Equity	2,007,898	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,047,698	$2,205,588

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June,
	2007	2006	2007	2006

REVENUES	$40	$-	$701	$-

COST OF REVENUES	21	-	435	-

GROSS PROFIT	19	-	266	-

OPERATING EXPENSES
General and administrative	91,146	13,084	167,655	55,199
Professional fees	17,471	20,265	46,952	31,403
Depreciation	10,217	7,858	20,283	15,716
Mining and exploration expenses	77,666	28,233	90,314	53,498
Total Operating Expenses	196,500	69,440	325,204	155,816

LOSS FROM OPERATIONS	(196,481)	(69,440)	(324,938)	(155,816)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	79,462	(31,612)	169,372	(35,871)
Lease income	-	12,000	-	112,000
Gain on sale of lode claim	-	-	-	133,907
Other Income	650	-	650	-
Dividend and interest income	8,492	3,970	16,886	7,212
Interest expense	(166)	-	(357)	-
Total Other Income (Expenses)	88,438	(15,642)	186,551	217,248

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(108,043)	(85,082)	(138,387)	61,432

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(108,043)	(85,082)	(138,387)	61,432

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(86,148)	152,244	(75,324)	708,635

NET COMPREHENSIVE INCOME (LOSS)	$(194,191)	$67,162	$(213,711)	$770,067

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,376,479	18,243,797	18,333,579	18,199,353

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(138,387)	$61,432
Adjustments to reconcile net income (loss) to net
cash used by (provided by) operations:
Depreciation and amortization expense	20,283	15,716
Common stock issued for services	28,920	24,000
Treasury stock issued for services	-	18,400
Net gain on sale of lode claim	-	(133,907)
Net (gain) loss on sale of investments	(169,372)	35,871
Changes in assets and liabilities:
Decrease in deposits and prepaids	5,244	5,159
Decrease in supplies inventory	542	-
Increase in accrued interest receivable	(2,717)	(6,847)
Increase in accrued liabilities	3,057	-
decrease in accounts payable	(2,685)	14,825
Increase in accounts payable, related parties	10,023	-
Net cash used in (provided by)operating activities	(245,092)	34,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,120)	(31,900)
Proceeds from sale of investments	182,850	21,410
Proceeds from sale of lode claim	-	13,907
Payment on notes receivable	1,001	-
Purchase of fixed assets	(94,413)	(9,000)
Net cash provided by (used in) investing activities	58,318	(5,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of common stock subscriptions	18,844	-
Payment made on long-term note payable	(2,338)	-
Net cash used in financing activities	16,506	-

Net (decrease) increase in cash	(170,268)	29,066

Cash, beginning of period	193,639	32,054

Cash, end of period	$23,371	$61,120

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$357	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable in connection with sale of lode claim	$-	$120,000
Note issued in exchange for vehicle	$-	$10,781

See accompanying condensed notes to interim consolidated financial statements.

Shoshone Silver Mining Company
Notes to the Condensed Consolidated Financial Statements

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

Preparation of Interim Consolidated Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

During the fiscal 2007 second quarter the Company made certain adjustments to its common stock and treasury stock balances with corresponding adjustments to additional paid in capital. These adjustments were made to reconcile the Company’s balances to the subsidiary records maintained by the transfer agent. The adjustment was considered immaterial to the period and, therefore, the treatment of this correction as a prior period adjustment was not required by accounting principles generally accepted in the United States.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,271,950 through June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In recognition of such, the Company’s independent registered public accountants included an explanatory paragraph in their report on the Company’s condensed consolidated financial statements for the fiscal years ended December 31, 2006 and 2005. This explanatory paragraph expressed substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is addressing its ability to continue as a going concern by, among other actions, the following:

1.	Conducting ongoing exploration activities on its Bilbao property in the Zacatecas mining district, Mexico.
a.

On March 26, 2007, the Company announced the release of a pre-feasibility study that supported an economically viable zinc-lead-silver mining and milling operation at this property. This pre-feasibility study fulfilled the obligation of Minco, PLC towards earning a 75% interest in this property. See Note 12.

	b.	The report recommends an additional 10-12 month drilling project to upgrade the resource under consideration along with additional metallurgical testing.
	c.	Construction of the mine and mill is expected to take 18 months following receipt of Notice-to-Proceed.
2.	Refurbishing the Company’s Lakeview Mill facility.
	a.	Final upgrades to the mill and geologic assessments of the Lakeview area properties are both in progress.
	b.	The Company expects milling operations to begin by September, 2007.
	c.	Should geologic assessment of Lakeview area properties prove unfavorable, the Company expects to generate income at the Lakeview Mill through the milling of its existing ore reserve on the property.
3.	Engaging persons with geology and executive skill sets.
a.	The Company is preparing to capitalize on rising metal prices by creating corporate goals that:
1. optimize its current holdings;
2. maximize shareholder value; and
3. identify skills the company must acquire to meet those goals.
	c.	Experienced geologists have been engaged to design exploration plans supporting the Company’s goal of identifying resources contained within its Lakeview area properties.
	d.	Engineering expertise within the company is being re-evaluated in expectation of favorable geologic assessments supporting mining activities in the Lakeview area.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments as well as royalty and option agreement payments. Should the Company be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of this report.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $250,000 is believed necessary to continue operations and increase development through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance was $6,969 at December 31, 2006, which was paid in full during the fiscal 2007 first quarter.

During the fiscal 2006 second quarter, the Company made a deposit of $5,000 toward the purchase of certain equipment. During the fiscal 2007 second quarter the Company paid the remaining $6,000 and the equipment was placed in service. Accordingly, the Company reclassified the $5,000 deposit to property, plant and equipment on its financial statements.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2007 and December 31, 2006:

	June 30, 2007	Dec. 31, 2006
Equipment	$644,893	$632,748
Property & Mill	1,052,776	1,050,340
Construction in Progress	84,833	-
	$1,782,502	$1,683,088
Less accumulated depreciation	(1,176,504)	(1,156,220)
Property, Plant & Equipment, net	$605,998	$526,868

Depreciation expense was $10,217 and $7,858 for the three-month periods ended June 30, 2007 and 2006, respectively. Depreciation expense was $20,283 and $15,716 for the six-month periods ended June 30, 2007 and 2006, respectively.

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

NOTE 5: NOTES RECEIVABLE FROM RELATED PARTIES

On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bore interest of 7.0% per annum, with principal and unpaid interest due on February 4, 2007. During the first six months of fiscal 2006, interest income of $1,404 had been accrued. The note receivable balance was $39,305 at June 30, 2007.

In July 2007, the Company received a payment of $30,000 on the note receivable from Shoshone Capital Corporation. Of the $30,000 received, $28,604 was applied to principal and $1,396 was applied to accrued interest receivable. On July 16, 2007, the Company entered into a new loan agreement with Shoshone Capital Corporation for the remaining principal balance of $10,701. The new unsecured note bears interest of 7.0% per annum, with principal and interest due on January 16, 2008. See Note 14.

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable. During the fiscal 2007 first quarter, a payment of $4,112 was received and was applied to accrued interest receivable. During the first six months of fiscal 2007, interest income of $8,657 had been accrued.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The terms of the new loan agreement are the same as the previous loan agreement with the exception that the date it becomes due and payable was changed to February 1, 2008 from February 1, 2007. See Note 14.

NOTE 6: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During the fiscal 2007 first quarter, the Company received a payment on this note receivable of $5,089, of which $4,089 was applied toward interest receivable and the remaining $1,000 was applied toward principal. During the first six months of fiscal 2007, interest income of $4,275 had been accrued.

NOTE 7: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding loss during the three-month period ended June 30, 2007 of $(86,148) compared with an unrealized holding gain of $120,632 in the same period last year.

The Company had an unrealized holding loss during the six-month period ended June 30, 2007 of $(75,324) compared with an unrealized holding gain of $590,131 in the same period last year.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss), and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at June 30, 2007:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$3,875
Gold Crest Mines	723,100	3,900	385,156
Kimberly Gold Mines	321,500	85,516	51,440
Merger Mines Corp	18,000	10,928	6,840
Metropolitan Mines Limited	6,000	2,008	2,400
Mineral Mountain Mining & Milling	5,000	3,866	2,000
Sterling Mining Company	64,776	38,095	232,545

Balance, June 30, 2007	1,140,876	$156,880	$684,256

The following summarizes the securities available for sale at December 31, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$6,850
Gold Crest Mines	848,100	3,900	415,569
Independence	16,000	28,160	54,400
Kimberly Gold Mines	71,500	56,266	10,725
Merger Mines Corp	15,000	9,458	8,250
Metropolitan Mines Limited	6,000	2,008	2,400
Mineral Mountain Mining & Milling	5,000	3,866	2,000
Sterling Mining Company	76,776	44,774	241,744

Balance, December 31, 2006	1,040,876	$160,999	$741,038

NOTE 8: NOTE PAYABLE

During the fiscal 2006 second quarter, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $6,575 at June 30, 2007.

NOTE 9: COMMON STOCK

The Company is authorized to issue 20,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the fiscal 2007 second quarter, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $27,000.

During the fiscal 2007 second quarter, the Company issued 6,000 shares in exchange for the services of its Board of Directors.

NOTE 10: TREASURY STOCK

The Company held 1,008,986 and 1,037,986 shares of treasury stock at June 30, 2007 and December 31, 2006, respectively.

During the fiscal 2007 second quarter, the Company issued 29,000 shares of treasury stock for the payment of services incurred during fiscal 2006 totaling $6,380. The $6,380 was included in accounts payable on the Company’s financial statements for fiscal 2006.

NOTE 11: SUBSCRIPTIONS RECEIVABLE

In fiscal 2004, the Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bear interest of 7% per year until their due date in 2009. On April 30, 2007, the Company received a final payment of $21,102 in full satisfaction of its subscription receivable. The payment consisted of principal of $18,844 and accrued interest income of $2,259.

NOTE 12: OPTION AGREEMENTS

Minco PLC
On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $100,000 on March 17, 2006 and $300,000 on August 17, 2006, as consideration for allowing Minco, PLC, to conduct exploration activities on the property. The Company received $0 during the first six months of 2007 related to this option agreement.

On March 26, 2007, Minco, PLC, completed its pre-feasibility work and analysis on the property thus fulfilling the terms of the option agreement and earning a 75% interest in the Company’s Bilbao-Mexico Property.

California Creek Properties
On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this agreement, the Company received $0 during the first six months of 2007 and $20,000 during the first six months of 2006 as consideration for allowing the unrelated party to conduct exploration activities on the property.

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an agreement with two unrelated parties to combine certain properties (the “Agreement to Combine Properties”). During the fiscal 2006 second quarter, the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

NOTE 14: SUBSEQUENT EVENTS

In July 2007, the Company received a payment of $30,000 on the note receivable from Shoshone Capital Corporation. Of the $30,000 received, $28,604 was applied to principal and $1,396 was applied to accrued interest receivable. On July 16, 2007, the Company entered into a new loan agreement with Shoshone Capital Corporation for the remaining principal balance of $10,701. The new unsecured note bears interest of 7.0% per annum, with principal and interest due on January 16, 2008. See Note 5.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The terms of the new loan agreement are the same as the previous loan agreement with the exception that the date it becomes due and payable was changed to February 1, 2008 from February 1, 2007. See Note 5.

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

Comparison of the Three Months Ended June 30, 2007 and 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month period ended June 30, 2007 compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended June 30,
				%
	2007	2006	$ change	change

REVENUES	$40	$-	$40	0.0%
COST OF REVENUES	21	-	21	0.0%
GROSS PROFIT	19	-	19	0.0%
General and administrative	91,146	13,084	78,062	596.6%
Professional fees	17,471	20,265	(2,794)	-13.8%
Depreciation	10,217	7,858	2,359	30.0%
Mining and exploration expenses	77,666	28,233	49,433	175.1%
Total Operating Expenses	196,500	69,440	127,060	183.0%
LOSS FROM OPERATIONS	(196,481)	(69,440)	(127,041)	183.0%

Net gain (loss) on sale of securities	79,462	(31,612)	111,074	351.4%
Lease income	-	12,000	(12,000)	-100.0%
Other income	650	-	650	0.0%
Dividend and interest income	8,492	3,970	4,522	113.9%
Interest expense	(166)	-	(166)	0.0%
Total Other Income	88,438	(15,642)	104,080	665.4%
NET (LOSS) INCOME	$(108,043)	$(85,082)	$(22,961)	-27.0%

	Six Months Ended June 30,
					%
	2007	2006	$	change	change

REVENUES	$701	$-		$701	0.0%
COST OF REVENUES	435	-		435	0.0%
GROSS PROFIT	266	-		266	0.0%
General and administrative	167,655	55,199		112,456	203.7%
Professional fees	46,952	31,403		15,549	49.5%
Depreciation	20,283	15,716		4,567	29.1%
Mining and exploration expenses	90,314	53,498		36,816	68.8%
Total Operating Expenses	325,204	155,816		169,388	108.7%
LOSS FROM OPERATIONS	(324,938)	(155,816)		(169,122)	-108.5%
Net gain (loss) on sale of securities	169,372	(35,871)		205,243	572.2%
Lease income	-	112,000		(112,000)	-100.0%
Gain on sale of lode claim	-	133,907		(133,907)	-100.0%
Other income	650	-		650	0.0%
Dividend and interest income	16,886	7,212		9,674	134.1%
Interest expense	(357)	-		(357)	0.0%
Total Other Income	186,551	217,248		(30,697)	-14.1%
NET (LOSS) INCOME	$(138,387)	$61,432		$(199,819)	-325.3%

Overview of Operating Results

The increase in net loss during the three-month period ended June 30, 2007 (the “2007 second quarter”) from the three-month period ended June 30, 2006 (the “2006 second quarter”) was primarily the result of increased payroll expenses and increased mining and exploration expenses associated with the Company’s current expansion plans (see Note 2 under the caption “Going Concern” for further details). Partially offsetting this negative factor was a realized gain from the sale of investments of $79,462 during the 2007 second quarter compared with a realized loss of $(31,612) in the same period last year.

The decrease in net income during the six-month period ended June 30, 2007 (the “2007 six-month period”) from the six-month period ended June 30, 2006 (the “2006 six-month period”) was primarily the result of a $133,907 gain on the sale of a lode claim and lease income of $112,000, both realized during the 2006 six-month period. The Company received no lease income nor realized a gain on the sale of a lode claim during the 2007 six-month period. Also contributing to the decrease in net income was increased payroll expenses and increased mining and exploration expenses associated with the Company’s current expansion plans. Partially offsetting these negative factors was a realized gain from the sale of investments of $169,372 during the 2007 six-month period compared with a realized loss of $(35,871) in the same period last year.

Operating Expenses

Operating expenses during the 2007 second quarter increased primarily as a result of increased employee expenses of $41,581. The Company hired a new Chief Executive Officer (the “CEO”) during the 2007 second quarter in order to create and implement its current expansion plans. Also contributing to the increase in operating expenses was an increase of $16,600 in geologist fees primarily related to work performed at the Company’s Bilbao, Mexico Property.

Operating expenses during the 2007 six-month period increased primarily as a result of increased employee expenses of $74,925. Of this increase, $20,250 was related to recruiting the Company’s new CEO and a substantial portion of the remaining increase in employee expenses related to compensation for the new CEO. Also contributing to the increase in operating expenses were incremental professional fees of $15,249 related to the Company’s reporting obligations with the Securities and Exchange Commission (the “SEC”). Partially offsetting these increases was $20,800 in Directors’ fees incurred during the 2006 six-month period compared with $1,920 during the 2007 six-month period.

Other Income (Expenses)

The increase in other income during the 2007 second quarter was primarily the result of a realized gain of $79,462 on the sale of investments during the 2007 second quarter compared with a loss on the sale of investments of $(31,612) during the 2006 second quarter.

The decrease in other income during the 2007 six month period was primarily the result of a $133,907 realized gain during 2006 six-month period from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale. The Company did not sell any lode claims during the fiscal 2007 first quarter. See “Note 6: Note Receivable” to our consolidated financial statements for further details.

Also contributing to the decrease during the 2007 six-month period was $112,000 received in connection with option agreements received during the 2006 six-month period compared with none during the 2007 six-month period. See “Note 12: Option Agreements” to our consolidated financial statements for further details.

These negative impacts were partially offset by a realized gain of $169,372 on the sale of investments during the 2007 six-month period compared with a loss on the sale of investments of $(35,871) during the 2006 six-month period.

Overview of Financial Position

At June 30, 2007, Shoshone had cash of $23,371 and total liabilities of $39,800. During 2007 six-month period, the Company received proceeds of $182,850 from the sale of investments which was primarily utilized to begin the refurbishment of the Company’s Lakeview mining property.

Investments

Shoshone’s investment portfolio at June 30, 2007 was $684,256, a decrease of $57,682 from the December 31, 2006 balance of $741,938, primarily as a result of decreased per share values. See “Note 7: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At June 30, 2007, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2006.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $27,814 at June 30, 2007, which included $19,590 in expenditures associated with the Company’s Lakeview mining property. The Company’s accounts payable were $26,856 at December 31, 2006, which included $14,315 in legal expenses, primarily related to the Company’s Mexican mining concessions and also included $6,800 in Directors’ fees that were paid in treasury stock.

Liquidity and Capital Resources

During the 2007 six-month period, the Company’s operating activities used $245,092. This was primarily the result of a net loss of $(138,387) which was related to the Company’s increased expenditures associated with its current expansion plans. Additionally, the Company’s results included a non-cash net gain of $169,372 from the sale of investments.

Shoshone’s total stockholders’ equity was $2,007,898 at June 30, 2007, a decrease of $(159,567) from $2,167,465 at December 31, 2006. The decrease in total stockholders’ equity was primarily due to a net loss of $(138,387) incurred during the 2007 six-month period and an decrease of $(75,323) in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Shoshone’s chief executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Shoshone. Such disclosure controls and procedures are designed to ensure that material information relating to Shoshone are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Shoshone’s certifying officers have concluded that as of June 30, 2007, the material information they use in evaluating Shoshone’s performance and operations has been effectively provided by Shoshone’s disclosure controls and procedures.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

August 14, 2007	By:	/s/ Conrad Houser
Date		Conrad Houser
Chief Executive Officer

August 14, 2007	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer