Form 10QSB
period 2007-09-30
SHOSHONE SILVER MINING CO INC
filed 2007-11-14
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-31184

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

403 7th Street, Ste 207, Wallace, ID 83873
(Address of principal executive offices) (Zip Code)

(208) 752-1070
(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of September 30, 2007
Common Stock ($0.10 par value)	19,396,679

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ x ]

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB
For the Quarter Ended September 30, 2007

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$58,554	$193,639
Receivable from related party	9,624	10,624
Deposits and prepaids	1,620	12,649
Supplies inventory	3,372	3,988
Total Current Assets	73,170	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,021,535	1,683,088
Accumulated depreciation	(1,187,190)	(1,156,220)
Total Property Plant and Equipment	834,345	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	168,000	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	16,573	9,523
Investments	351,836	741,938
Total Other Assets	654,772	1,078,130

TOTAL ASSETS	$1,941,977	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$44,078	$26,856
Accrued expenses	4,242	2,354
Notes payable - current portion	18,627	-
Total Current Liabilities	66,947	29,210

Notes payable - long-term portion	13,183	8,913
Total Liabilities	80,130	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
19,396,679 and 18,243,798 shares issued and outstanding, respectively	1,939,668	1,824,380
Additional paid-in capital	3,251,090	3,151,142
Treasury stock	(288,633)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	-	(18,844)
Accumulated deficit	(3,278,987)	(3,133,563)
Accumulated other comprehensive income	226,488	602,825
Total Stockholders' Equity	1,861,847	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,941,977	$2,205,588

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$60	$150	$761	$150

COST OF REVENUES	32	-	466	-

GROSS PROFIT	28	150	295	150

OPERATING EXPENSES
General and administrative	102,874	33,338	270,529	90,936
Professional fees	42,761	25,306	89,713	56,710
Depreciation	10,687	7,858	30,970	23,574
Mining and exploration expenses	33,114	32,777	123,428	73,276
Gain on sale of lode claim	-	-	-	(133,907)
Total Operating Expenses	189,436	99,279	514,640	110,589

LOSS FROM OPERATIONS	(189,408)	(99,129)	(514,345)	(110,439)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	175,117	20,722	344,489	(15,149)
Lease income	-	299,980	-	411,980
Other Income	671	-	1,321	-
Dividend and interest income	6,916	5,475	23,802	12,688
Interest expense	(334)	(160)	(691)	(160)
Total Other Income (Expenses)	182,370	326,017	368,921	409,359

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(7,038)	226,888	(145,424)	298,920

INCOME TAXES	-	77,142	-	101,633
DEFERRED TAX GAIN	-	(77,142)	-	(101,633)

NET INCOME (LOSS)	(7,038)	226,888	(145,424)	298,920

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(146,011)	362,159	(221,335)	988,162

NET COMPREHENSIVE INCOME (LOSS)	$(153,049)	$589,047	$(366,759)	$1,287,082

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$(0.00)	$0.01	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,660,415	18,243,797	18,443,157	18,214,385

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(145,424)	$298,920
Adjustments to reconcile net income (loss) to net
cash used by (provided by) operations:
Depreciation and amortization expense	30,970	23,574
Common stock issued for services	28,919	24,000
Treasury stock issued for services	-	22,720
Net gain on sale of lode claim	-	(133,907)
Net (gain) loss on sale of investments	(344,489)	15,149
Changes in assets and liabilities:
Decrease in receivable from related party	1,000	-
Decrease in deposits and prepaids	6,029	12,333
Decrease in supplies inventory	616	-
Increase in accrued interest receivable	(7,050)	(7,512)
Increase in accrued liabilities	1,888	-
Increase in accounts payable	23,602	6,523
Net cash used in (provided by)operating activities	(403,939)	261,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,121)	(31,900)
Proceeds from sale of investments	389,375	43,613
Proceeds from sale of lode claim	-	13,907
Purchase of fixed assets	(305,947)	(12,401)
Net cash provided by (used in) investing activities	52,307	13,219

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related party	-	(168,000)
Payments received notes receivable from related party	39,305	-
Payments received notes receivable	1,001	637
Payment of common stock subscriptions	18,844	-
Payment made on notes payable	(4,603)	(739)
Net proceeds from sale of common stock	162,000	-
Net cash used in financing activities	216,547	(168,102)

Net (decrease) increase in cash	(135,085)	106,917

Cash, beginning of period	193,639	32,054

Cash, end of period	$58,554	$138,971

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$691	$160
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable in exchange for fixed assets	$27,500	$10,781
Note receivable in connection with sale of lode claim	$-	$120,000
Deposit utilized to purchase fixed asset	$5,000	$-

See accompanying condensed notes to interim consolidated financial statements.

Shoshone Silver Mining Company
Notes to the Condensed Consolidated Interim Financial Statements

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company’s year end is December 31.

NOTE 2: LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,278,987 through September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In recognition of such, the Company’s independent registered public accountants included an explanatory paragraph in their report on the Company’s condensed consolidated financial statements for the fiscal years ended December 31, 2006 and 2005. This explanatory paragraph expressed substantial doubt regarding the Company’s ability to continue as a going concern. The Company is addressing its ability to continue as a going concern by, among other actions, conducting ongoing exploration activities on its Bilbao property and operating the Company’s Lakeview Mill facility.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments as well as royalty and option agreement payments. Also, during the fiscal 2007 third quarter the Company issued 1,000,000 shares of common stock to one investor for a total of $180,000 in cash. Should the Company be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of this report. See Note 10.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial statements.

NOTE 3: RECEIVABLE FROM RELATED PARTY

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

During the fiscal 2007 third quarter, the Company received additional payments on this receivable of $1,000.

The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At September 30, 2007, no reserve was deemed necessary.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

During the fiscal year ended December 31, 2005, the Company prepaid administrative services to be performed by a related mining company. The remaining prepaid balance was $6,969 at December 31, 2006, which was paid in full by March 31, 2007.

During the fiscal 2006 second quarter, the Company made a deposit of $5,000 toward the purchase of certain equipment. During the fiscal 2007 second quarter the Company paid the remaining $6,000 and the equipment was placed in service. Accordingly, the Company reclassified the $5,000 deposit to property, plant and equipment on its financial statements.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2007 and December 31, 2006:

	Sept. 30, 2007	Dec. 31, 2006
Equipment	$699,893	$632,748
Property & Mill	1,052,776	1,050,340
Construction in Progress	268,866	-
	$2,021,535	$1,683,088
Less accumulated depreciation	(1,187,190)	(1,156,220)
Property, Plant & Equipment, net	$834,345	$526,868

Depreciation expense was $10,687 and $7,858 for the three-month periods ended September 30, 2007 and 2006, respectively. Depreciation expense was $30,970 and $23,574 for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

NOTE 6: NOTES RECEIVABLE FROM RELATED PARTIES

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

In August 2007, the Company received a payment of $10,897 in full satisfaction of the note receivable from Shoshone Capital Corporation. Of the $10,897 received, $10,701 was applied to principal and $196 was applied to accrued interest receivable.

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable. During the first nine months of fiscal 2007 first payments of $6,579 were received and applied to accrued interest receivable. During the first nine months of fiscal 2007, interest income of $13,059 had been accrued.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007.

NOTE 7: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted cash of $30,000 and a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During the fiscal 2007 first quarter, the Company received a payment on this note receivable of $5,089, of which $4,089 was applied toward interest receivable and the remaining $1,000 was applied toward principal. During the first nine months of fiscal 2007, interest income of $6,423 had been accrued.

NOTE 8: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

The Company had an unrealized holding loss during the three-month period ended September 30, 2007 of $(125,897) compared with an unrealized holding gain of $382,881 in the same period last year.

The Company had an unrealized holding loss during the nine-month period ended September 30, 2007 of $(31,849) compared with an unrealized holding gain of $973,012 in the same period last year.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss), and also on the balance sheet as other accumulated comprehensive income.

The following summarizes the securities available for sale at September 30, 2007:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$4,150
Gold Crest Mines	687,050	3,900	169,713
Kimberly Gold Mines	321,500	85,516	90,020
Merger Mines Corp	10,000	6,305	10,100
Metropolitan Mines Limited	6,000	2,008	3,600
Mineral Mountain Mining & Milling	5,000	3,866	1,750
Sterling Mining Company	19,334	11,310	72,503

Balance, September 30, 2007	1,051,384	$125,472	$351,836

The following summarizes the securities available for sale at December 31, 2006:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$6,850
Gold Crest Mines	848,100	3,900	415,569
Independence	16,000	28,160	54,400
Kimberly Gold Mines	71,500	56,266	10,725
Merger Mines Corp	15,000	9,458	8,250
Metropolitan Mines Limited	6,000	2,008	2,400
Mineral Mountain Mining & Milling	5,000	3,866	2,000
Sterling Mining Company	76,776	44,774	241,744

Balance, December 31, 2006	1,040,876	$160,999	$741,938

NOTE 9: NOTES PAYABLE

During the fiscal 2006 second quarter, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $5,366 at September 30, 2007 and is payable within twelve months.

During the fiscal 2007 third quarter the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $26,445 at September 30, 2007. Of this amount $13,261 is payable within twelve months.

NOTE 10: COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the fiscal 2007 second quarter, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $27,000.

During the fiscal 2007 second quarter, the Company issued 6,000 shares in exchange for the services of its Board of Directors.

During the fiscal 2007 second quarter, the Company issued 1,000,000 shares of common stock to one investor for a total of $180,000 in cash. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. The Company incurred $18,000 in issuance costs in connection with this private placement. These costs were recorded as a reduction to additional-paid-in-capital.

On August 29, 2007, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 80,000,000.

NOTE 11: TREASURY STOCK

The Company held 1,008,986 and 1,037,986 shares of treasury stock at September 30, 2007 and December 31, 2006, respectively.

During the fiscal 2007 second quarter, the Company issued 29,000 shares of treasury stock for the payment of services incurred during fiscal 2006 totaling $6,380. The $6,380 was included in accounts payable on the Company’s financial statements for fiscal 2006.

NOTE 12: SUBSCRIPTIONS RECEIVABLE

In fiscal 2004, the Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bore interest of 7% per year until their due date in 2009. On April 30, 2007, the Company received a final payment of $21,102 in full satisfaction of its subscription receivable. The payment consisted of principal of $18,844 and accrued interest income of $2,259.

NOTE 13: OPTION AGREEMENTS

Minco PLC
On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $100,000 on March 17, 2006 and $300,000 on August 17, 2006, as consideration for allowing Minco, PLC, to conduct exploration activities on the property. The Company received $0 during the first nine months of 2007 related to this option agreement.

California Creek Properties
On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this agreement, the Company received $0 during the first nine months of 2007 and $20,000 during the first nine months of 2006 as consideration for allowing the unrelated party to conduct exploration activities on the property.

Also, on November 9, 2005, in connection with the California Creek Option Agreement, the Company entered into an agreement with two unrelated parties to combine certain properties (the “Agreement to Combine Properties”). During the fiscal 2006 second quarter, the Company paid $8,000 to these two unrelated parties as consideration for their entry into the Agreement to Combine Properties.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

NOTE 15: SUBSEQUENT EVENTS

On October 31, 2007, the Company and its Chief Executive Officer Conrad Houser mutually agreed to sever their relationship.

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

Plan of Operation

The Company began refurbishing its Lakeview Mill facility and conducting geologic assessments of this property in early 2007. As of September 30, 2007, the costs to refurbish this facility have totaled $268,867. The improvements to the 100 ton per day facility include a self-contained water management system capable of supporting the processing of 1,000 tons per day and a new system for handling ore.

During the fiscal 2007 third quarter, the Lakeview Mill facility began processing previously stockpiled material mined in the Lakeview District. The Company expects to continue processing this stockpiled ore through the beginning of 2008. After that, the Company anticipates conducting surface mining at its Weber property and the milling of ores obtained from those efforts at the Lakeview Mill. The Company intends to further upgrade and expand the mill.

On March 26, 2007, the Company announced the release of a pre-feasibility study that supported an economically viable zinc-lead-silver mining and milling operation at its Bilbao Property in the State of Zacatecas, Mexico. Based on the recommendations of this report, the Company’s joint venture partner plans to conduct an additional 10-12 month drilling project to upgrade the resource under consideration along with additional metallurgical testing. The pre-feasibility study indicates that construction of the mine and the mill is expected to take 18 months following the receipt of the Notice-to-Proceed.

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-month period ended September 30, 2007 compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

		Three Months Ended September 30,
	2007	2006	$	change	% change

REVENUES	$60	$150		$(90)	-60.0%
COST OF REVENUES	32	-		32	0.0%
GROSS PROFIT	28	150		(122)	-81.3%
General and administrative	102,874	33,338		69,536	208.6%
Professional fees	42,761	25,306		17,455	69.0%
Depreciation	10,687	7,858		2,829	36.0%
Mining and exploration expenses	33,114	32,777		337	1.0%
Total Operating Expenses	189,436	99,279		90,157	90.8%
LOSS FROM OPERATIONS	(189,408)	(99,129)		(90,279)	-91.1%
Net gain on sale of securities	175,117	20,722		154,395	745.1%
Lease income	-	299,980		(299,980)	-100.0%
Other income	671	-		671	0.0%
Dividend and interest income	6,916	5,475		1,441	26.3%
Interest expense	(334)	(160)		(174)	108.8%
Total Other Income	182,370	326,017		(143,647)	-44.1%
NET (LOSS) INCOME	$(7,038)	$226,888		$(233,926)	-103.1%

		Nine Months Ended September 30,
	2007	2006	$	change	% change

REVENUES	$761	$150		$611	407.3%
COST OF REVENUES	466	-		466	0.0%
GROSS PROFIT	295	150		145	96.7%
General and administrative	270,529	90,936		179,593	197.5%
Professional fees	89,713	56,710		33,003	58.2%
Depreciation	30,970	23,574		7,396	31.4%
Mining and exploration expenses	123,428	73,276		50,152	68.4%
Gain on sale of lode claim	-	(133,907)		133,907	-100.0%
Total Operating Expenses	514,640	110,589		404,051	365.4%
LOSS FROM OPERATIONS	(514,345)	(110,439)		(403,906)	-365.7%
Net gain (loss) on sale of securities	344,489	(15,149)		359,638	2374.0%
Lease income	-	411,980		(411,980)	-100.0%
Other income	1,321	-		1,321	0.0%
Dividend and interest income	23,802	12,688		11,114	87.6%

Interest expense	(691)	(160)	(531)	-331.9%
Total Other Income	368,921	409,359	(40,438)	-9.9%
NET (LOSS) INCOME	$(145,424)	$298,920	$(444,344)	-148.6%

Overview of Operating Results

The Company recorded a net loss of $(7,038) during the three-month period ended September 30, 2007 (the “2007 third quarter”) compared net income of $226,888 during the three-month period ended September 30, 2006 (the “2006 third quarter”). This change was primarily the result of lease income of $299,980 realized during the 2006 second quarter. The Company received no lease income during the 2007 third quarter.

Also contributing to this change were increased payroll expenses and increased mining and exploration expenses associated with the Company’s current expansion plans (see Note 2 under the caption “Going Concern” for further details). Partially offsetting these negative factors was a realized gain from the sale of investments of $175,112 during the 2007 third quarter compared with a realized gain of $20,722 in the same period last year.

The Company recorded a net loss of $(145,424) during the nine-month period ended September 30, 2007 (the “2007 nine-month period”) compared with net income of $298,920 during the nine-month period ended September 30, 2006 (the “2006 nine-month period”). This change was primarily the result of lease income of $411,980 and a gain on the sale of a lode claim of $133,907, both realized during the 2006 nine-month period. The Company received no lease income nor realized a gain on the sale of a lode claim during the 2007 nine-month period.

Also contributing to the decrease in net income was increased payroll expenses and increased mining and exploration expenses associated with the Company’s current expansion plans. Partially offsetting these negative factors was a realized gain from the sale of investments of $344,489 during the 2007 nine-month period compared with a realized loss of $(15,149) in the same period last year.

Operating Expenses

Operating expenses during the 2007 third quarter increased primarily as a result of increased employee expenses of $44,287. The Company hired a new Chief Executive Officer (the “CEO”) during the 2007 second quarter in order to create and implement its current expansion plans. Also contributing to the increase in operating expenses was an increase of $13,469 in legal fees primarily associated with the Company’s Bilbao, Mexico Property and, to a lesser extent, an increase of $11,569 in expenses associated with the Company’s 2007 shareholders’ meeting

Operating expenses during the 2007 nine-month period increased primarily as a result of gain on the sale of a lode claim of $133,907 that was realized during the 2006 nine-month period. The Company did not realize a gain on the sale of a lode claim during the 2007 nine-month period. Also contributing to the increase were increased employee expenses of $119,511. Of this amount, $20,250 was related to recruiting the Company’s new CEO and a substantial portion of the remaining increase in employee expenses related to compensation for the new CEO. Partially offsetting these increases was $20,800 in Directors’ fees incurred during the 2006 nine-month period compared with $1,920 during the 2007 nine-month period.

Other Income (Expenses)

The decrease in other income during the 2007 third quarter was primarily the result lease income of $299,980 realized during the 2006 second quarter. The Company received no lease income during the 2007 third quarter Partially offsetting these negative factors was a realized gain from the sale of investments of

$175,112 during the 2007 third quarter compared with a realized gain of $20,722 in the same period last year.

The decrease in other income during the 2007 six month period was primarily the result of lease income of $411,980 and a gain on the sale of a lode claim of $133,907, both realized during the 2006 nine-month period. The Company received no lease income nor realized a gain on the sale of a lode claim during the 2007 nine-month period. See “Note 12: Option Agreements” to our consolidated financial statements for further details regarding the lease income of $411,980.

During 2006 six-month period the Company realized a gain of $133,907 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale. The Company did not sell any lode claims during the fiscal 2007 first quarter. See “Note 7: Note Receivable” to our consolidated financial statements for further details.

These negative impacts were partially offset by a realized gain of $344,489 on the sale of investments during the 2007 nine-month period compared with a loss on the sale of investments of $(15,149) during the 2006 nine-month period.

Overview of Financial Position

At September 30, 2007, Shoshone had cash of $58,554 and total liabilities of $80,130. During 2007 nine-month period, the Company received proceeds of $389,375 from the sale of investments and net proceeds of $162,000 from issuance of 1,000,000 shares of common stock to one investor. These proceeds were primarily utilized to substantially complete the refurbishment of the Company’s Lakeview mining property.

Investments

Shoshone’s investment portfolio at September 30, 2007 was $506,838, a decrease of $235,100 from the December 31, 2006 balance of $741,938, primarily as a result of decreased per share values. See “Note 8: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At September 30, 2007, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2006.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $44,078 at September 30, 2007, which included $33,779 in expenditures associated with the Company’s Lakeview mining property. The Company’s accounts payable were $26,856 at December 31, 2006, which included $14,315 in legal expenses, primarily related to the Company’s Mexican mining concessions and also included $6,800 in Directors’ fees that were paid in treasury stock.

Notes Payable

During the fiscal 2006 second quarter, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $5,366 at September 30, 2007 and is payable within twelve months.

During the fiscal 2007 third quarter the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $26,445 at September 30, 2007. Of this amount $13,261 is payable within twelve months.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $1,861,847 at September 30, 2007, a decrease of $(305,618) from $2,167,465 at December 31, 2006. The decrease in total stockholders’ equity was primarily due to a decrease of $(305,618) in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7: Investments” to our consolidated financial statements for further details. Also, contributing to the decrease in total stockholders’ equity was a net loss of $(145,424) incurred during the 2007 nine-month period.

Partially offsetting these negative impacts was the issuance of 1,000,000 shares of common stock to one investor for a total of $180,000 in cash. The Company incurred $18,000 in issuance costs in connection with this private placement. These costs were recorded as a reduction to additional-paid-in-capital.

Liquidity and Capital Resources

Operating Activities

During the 2007 nine-month period, the Company’s operating activities used $(403,939) and contributed $261,800 during the same period last year. This decrease was primarily the result of a net loss of $(145,424) during the 2007 nine-month period which was related to the Company’s increased expenditures associated with its current expansion plans. The Company’s operating activities for the 2006 nine-month period included net income of $298,920.

Additionally, the Company’s 2007 operating activities included a non-cash net gain of $344,489 from the sale of investments. The Company’s 2006 operating activities included a non-cash net loss of $(15,149) from the sale of investments.

Partially offsetting these negative impacts was the inclusion in the 2006 nine-month period operating activities of a $133,907 gain on the sale of a lode claim. The Company did not realize a gain on the sale of a lode claim during the 2007 nine-month period.

Investing Activities

During the 2007 nine-month period, the Company’s investing activities contributed $52,307 compared with $13,219 during the same period last year. This increase was primarily the result of proceeds from the sale of investments of $389,375 during the 2007 nine-month period partially offset by the purchase of fixed assets totaling $305,947. The increase in fixed assets was related to the Company’s refurbishment of its Lakeview Mill facility.

Financing Activities

During the 2007 nine-month period, the Company’s financing activities contributed $216,547 and used $(168,102) during the same period last year. This improvement is primarily due to the advance of $168,000 to a related party in the 2006 nine-month period. No advances were made in the 2007 nine-month period. Also contributing to the improvement were net proceeds of $162,000 from the issuance of 1,000,000 shares of common stock to one investor for a total of $180,000 in cash. The Company incurred $18,000 in issuance costs in connection with this private placement.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Controls and Procedures

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Shoshone’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Shoshone’s management, with the participation of Shoshone’s principal executive officer and principal financial officer, has evaluated the effectiveness of Shoshone’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Internal Control Over Financial Reporting
Shoshone’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. Management has assessed the effectiveness of Shoshone’s internal control over financial reporting as of September 30, 2007. Management concluded that, based on its assessment, Shoshone’s internal control over financial reporting was effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting
There were no changes in Shoshone’s internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal 2007 third quarter, the Company sold 1,000,000 shares of common stock at a price per share of $0.18 to one accredited investor for total consideration of $180,000. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. This sale was made under the exemption from registration provided by Regulation D, Rule 506. The Company paid commissions totaling $18,000 to Pennaluna & Company for this equity transaction.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of Shoshone Silver Mining Company, Inc. was held on August 29, 2007. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: to consider and vote upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares:

For	Against	Abstain
11,607,161	2,006,248	66,944

Proposal No. 2: To elect four (4) directors to serve on the Company's Board of Directors until the next annual meeting of shareholders or until the successors are duly elected and qualified:

	For	Withheld
Melanie Farrand	13,462,200	218,153
Sharon Jacobs	13,432,200	248,153
Lex Smith	13,467,575	212,778
Carol Stephan	13,415,274	265,079

Proposal No. 3: To ratify the appointment of Williams and Webster PS as the Company’s independent certified accountants:

For	Against	Abstain
13,496,567	28,466	155,321

Item 5 - Other Information

On August 29, 2007, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 80,000,000. The amendment to the Company’s Articles of Incorporation is attached as exhibit 3.1.6.

Item 6 - Exhibits

(a)	Exhibit No. Description of Document

	3.16	Amended Articles of Incorporation

	31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING
COMPANY
(Registrant)

November 14, 2007	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

November 14, 2007	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer