Form 10KSB/A
period 2006-12-31
SHOSHONE SILVER MINING CO INC
filed 2007-12-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 000-31184

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
  Our ability to comply with existing laws and regulations relating to exploration, permitting procedures, safety precautions, property reclamation, employee health and safety, and environmental laws; and
  Our ability to retain key employees.

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

Overview

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

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified and commenced prospecting efforts in several areas in favorable geologic terrain in Idaho, Montana, Arizona and Mexico. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income.

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented
Idaho Lakeview Group	Bonner County, Idaho	600	10	15
Shoshone Group	Shoshone County, Idaho	79	5	-
Bullion Group	Shoshone County, Idaho	173	7	-
Auxer Mine Property	Bonner County, Idaho	40	-	2
Lucky Joe	Bonner County, Idaho	40	-	2
Regal Mine	Boundary County, Idaho	80	-	4
Confed Claims Lease	Bonner County, Idaho	240	6	6
Stillwater Extension Claims	Stillwater County, Montana	200	-	10
Montgomery Mine Group	Boundary County, Idaho	500	-	25
Arizona Goldfield Claims	Mohave County, Arizona	80	-	4
Gold Road Claims	Mohave County, Arizona	320	-	16
California Creek Properties	Elko County, Nevada	360	-	18
Princeton Gulch Group	Granite County, Montana	120	-	6
Cerro Colorado Group	Pima County, Arizona	60	-	3
Bilbao-Mexico Property	State of Zacatecas, Mexico	3,284	N/A	N/A
Other Mexican Properties	State of Sonora, Mexico		N/A	N/A

Idaho Lakeview Group

The Company has a group of patented and unpatented properties commonly referred to as the Idaho Lakeview Group located contiguously around an area of Bonner County near the Shoshone milling facility.

Location and Access:

The claims are in Sections 15, 22, 26, 27, 28, 29, 32, 33, 34, and 35 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District. Commercial electricity is available on the property. Water is supplied via wells and through water rights to a nearby creek. A map of the Lakeview Group is contained in Exhibit. 99.1

Land Status:

The Idaho Lakeview Group consists of the following:

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

In order to retain title to the Idaho Lakeview Group, the company must pay annually assessed property taxes to Bonner County, Idaho on the 10 patented claims within the group and annual Bureau of Land Management Maintenance Fees, $1875, $125 per claim, for the 15 unpatented claims.

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

2006 Activities:

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

The property is currently without known reserves and the proposed program is exploratory in nature. No timetable for exploration has been established and costs of the proposed exploration activities have not been determined.

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

Location and Access:

The claims are in Sections 13, 14, and 15 of Township 47 North, Range 5 East. From the city of Coeur d'Alene, Idaho, travel approximately 45 miles East on Interstate 90, to Exit # 63. Turn south onto Willow Creek Road. Travel south of Willow Creek Road for 1 mile. Several secondary roads access this property. Commercial power is available on Willow Creek Road. The current status of the water supply is unknown. A map showing the Shoshone Group may be found in Exhibit 99.2.

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 79.4 acres in the St. Joe Mining District. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. The Company has not made improvements to the property.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

There are currently no plans to conduct exploration on the Company’s Shoshone properties.

Impairment:

The deferred costs of this property totaled $17,500, which was written-off in prior years as an exploration expense.

Bullion Group

The Company has a group of patented properties commonly referred to as the Bullion Group located contiguously within the St. Joe Mining District in eastern Shoshone County, Idaho.

Location and Access:

The claims are in Sections 20 and 21 of Township 47 North, Range 6 East. From the city of Coeur d'Alene, Idaho, travel approximately 50 miles east on Interstate 90, to Exit # 1 (TAFT Exit). Turn onto USFS Road 507, following it for 7 miles. The Bullion Group is accessed by newly cut logging roads from USFS Road 507. Current electrical and water supplies are unknown. A map showing the Bullion Group may be found in Exhibit 99.2.

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 172.5 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. The Company has not made improvements to the property.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

There are no plans to conduct exploration on the Shoshone’s Bullion Group until a due diligence study is completed.

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

The property can be accessed by logging roads leading north from Clark Fork, Idaho along Lightning Creek for 11 miles; then by four miles of logging roads and mine access road to the headwaters of Wellington Creek. The property can also be accessed by five miles of gravel roads leading north from East Hope, Idaho along Strong Creek. The current electrical and water supply to the land are unknown. A map showing the Auxer Property may be found in Exhibit 99.3.

Land Status:

The area covered by the Auxer claims is under Bureau of Land Management (BLM) jurisdiction. The Auxer property consists of two contiguous unpatented mining claims covering 40 acres. Title to the property is maintained by annual payment of BLM Maintenance Fees of $250. The Company has not made improvements to the property.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

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

No timetable for exploration has been set and costs for the recommended exploration have not been determined.

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at December 31, 2006, the Company did not consider a write-down to the carrying cost necessary.

Lucky Joe

Location and Access:

The Lucky Joe silver-gold property is located in Bonner County, in Sections 1 and 6, Township55 North, Range 1 West. These holdings are located approximately 1 mile northwest of Talache Landing, and 12 miles southeast of Sandpoint, via U.S. Highway 95 and Mirror Lake Road. The current electric and water supply to the property are unknown. A map showing the Lucky Joe may be found in Exhibit 99.4.

Land Status:

The property consists of 2 unpatented mining claims covering 40 acres of Bureau of Land Management (BLM) land. Title to the property is maintained by annual payment of BLM Maintenance Fees of $250. The Company has not improved the property.

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

The property is currently without known reserves and the proposed program is exploratory in nature. Exploration Plans: The following are recommended actions for the Lucky Joe Property:

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

No timetable for exploration has been set and costs for the recommended exploration have not been determined.

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

The property can be accessed by traveling 7.5 miles north on Highway 95 from Bonners Ferry, then taking USFS Road 397 six miles to an access road that leads to the mine. The property is accessible year round. The current electrical and water supply to the property is unknown. A map showing the Regal Mine may be found in Exhibit 99.5.

Land Status:

The Regal property consists of four contiguous unpatented mining claims that cover 80 acres of BLM property in the Moyie-Yaak Mining District, Boundary County, Idaho. Title to the property is maintained by annual payment of BLM Maintenance Fees of $500. The company has made no improvements to the property, and the state of historic underground workings is unknown.

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

There are two parallel N 60-70 degrees E striking veins on the Regal property, the North Vein and the South Vein. Both veins dip between 50-60 degrees southeasterly. Vein minerals are galena, sphalerite, pyrite, arsenopyrite, siderite and quartz. The gold mineralization appears to be associated with pyrite and arsenopyrite. The mineralization resembles lead-zinc-siderite veins of the Coeur d’Alene Mining District; the main difference is that the Regal Mine veins also contain considerable arsenopyrite with important gold values introduced during the later stages of mineralization. The Regal mine is developed on 3 main levels connected by a vertical shaft. The upper most levels (No. 1 and No. 2) are accessible from the surface. Total drilling to date exceeds 3,800 feet. There is no indication of mining below the lowermost (No. 3) level. However, old mine maps indicate that both the north and south mineral zones continue to depth.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration History:

The Regal Mine was known as the Commercial Mine until 1935 when it was leased to Silver Crescent Mining Company. Silver Crescent performed exploration work on the property through 1945, including construction of a 100 ton per day flotation mill that was subsequently sold in 1948.

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

No timetable for exploration has been set and costs for the recommended exploration have not been determined.

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

Location and Access:

The claims are in Section 15 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District. Commercial electrical power is available on the property. Water supply is unknown. A map showing the Conjecture Mine/Confed Claims may be found in Exhibit 99.1.

Land Status:

The Confed Claims Group consists of 6 patented and 6 unpatented lode claims totaling 240 acres. Rights to the property are maintained by making payments as stipulated in the lease.

Improvements to the property include the Conjecture Mine’s hoist house, a concrete structure that has not been updated by Shoshone. Both the primary shaft and secondary shaft, usable as a secondary escapeway, are open as far as may be seen from the surface. The status of underground workings is not known.

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

The property currently is without known reserves and the proposed program is exploratory in nature.

Exploration History:

In the late 1950’s and early 1960’s, Federal Resources extended the Conjecture Mine’s incline shaft to the 700-foot level, added a 200 foot vertical shaft, and developed the 700, 1000, 1600 and 2000-foot levels along 2500 feet of strike, totaling over 13,000 feet of workings. Sunshine Mining Company unitized the Lakeview District during the 1970’s and conducted further exploratory drilling work within the Conjecture Mine and associated Confed property currently under Shoshone’s control..

Exploration Plans:

Future explorations activities have not been determined.

Impairment:

The deferred costs of $350,000 were included in exploration expenses in a prior year.

Stillwater Extension Claims

The Stillwater Extension property consists of 10 unpatented lode claims covering 200 acres of the Stillwater Complex of south central Montana. The Stillwater Complex is a mafic-ultramafic layered intrusive that includes the 28-mile long J-M Reef, which hosts Platinum Group Metals (PGM).

Location and Access:

The Stillwater Extension claims are located approximately five miles southeast of the Stillwater Mine and cover a projected eastern extension of J-M Reef. The claims are located in Sections 2, 3, 11, T6S, R16E. A map showing the Stillwater Extension Claims may be found in Exhibit 99.6.

Land Status:

In 2003, Shoshone Silver Mining Company purchased the Stillwater Claims for $15,000. The Company controls 10 unpatented lode claims covering 200 acres. The claims are maintained by annual payment of BLM Maintenance Fees of $1,250. The company has made no improvements to the property. Power and water status are unknown.

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

The property currently is without known reserves and the proposed program is exploratory in nature.

Exploration History:

The Johns Manville Corporation discovered palladium and platinum along the J-M Reef of the Stillwater Complex in the early 1970’s. In 1979 a Manville subsidiary partnered with Chevron to develop the property. Underground operations at the Stillwater Mine commenced in 1986.

Exploration Plans:

The Company plans an evaluation program including; geologic mapping, rock chip and soil geochemical surveys, and interpretation of public domain geophysical data. The program will be conducted to determine the suitability of a joint venture partner. No timetable for exploration has been set and costs for the recommended evaluation program have not been determined.

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

Location and Access:

The claims are in Section 30, Township 65 North, Range 1 East. A geographic reference point for the claims is 48°57’ 19” North and 116° 23’ 02” West.

The property is reached via 2 miles of access road from County Road 49 3.7 miles north on State Highway 1 from the intersection of State Highway 1 and U.S. Highway 95, approximately 12 miles north of Bonners Ferry, Idaho. The Montgomery Mine is accessible year round. A map showing the Montgomery Mine may be found in Exhibit 99.7.

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1800’ of relief in the claim group. No additional claims are staked in the area. The claims are maintained by annual payment of BLM Maintenance Fees of $3125. The Company has not made improvements to the property. Commerical power is available on County Road 49. Water access is unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration History:

The property has been explored by means of approximately 3500’ of drift in 3 primary tunnels and 4 smaller tunnels. This appears to establish lateral continuity of the sills and veins. In addition to drifting there have been several diamond drill holes completed and at least one surface geophysics survey has been run on the property.

Records from this historic work are incomplete or unavailable, therefore results from this work are considered unreliable for resource analysis or interpretation.

Exploration Plans:

These claims require the rehabilitation of the 3 primary tunnels. The current condition of these tunnels is unknown. Once access is available the sills and veins will be mapped and sampled underground. In addition the property should have a new surface geophysics survey performed.

Results from these efforts will be analyzed and used to develop a comprehensive drill program. Completion of these activities could produce a mineralized material resource that can then be subjected to a feasibility study prior to production.

No timetable for exploration has been set and costs of the recommended exploration have not been determined. Impairment: The deferred costs of $43,557 were included in exploration expenses in the year ended December 31, 2005.

Arizona Goldfield Claims

The Arizona Goldfield property consists of 4 unpatented lode claims covering 80 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Arizona Goldfield claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine. A map showing the Arizona Goldfield Claims may be found in Exhibit 99.8.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series. In 2003, the Company acquired the Arizona Goldfield Claims for $15,000. The claims are maintained by annual payment of BLM Maintenance Fees of $500. The Company has made no improvements to the property. Power and water sources are unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

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

No timetable for exploration has been set and costs of the recommended exploration have not been determined. Impairment: The deferred costs of $15,000 were included in exploration expenses in a prior year.

Gold Road Claims

The Arizona property consists of 16 unpatented lode claims located in Mohave County, Arizona covering 320 acres of the Oatman mining district of northwest Arizona.

Location and Access:

The Gold Road claims are divided into two groups. The KO group of 7 claims is located in S14 T19N R20W approximately 3000 ft southwest of the Arizona Goldfield claims, approximately 0.9 miles west of the Gold Road Mine and 0.8 miles north of the United Western Mine. The TS group of 9 claims is located in S12 T19N R20W approximately 6000 ft east of the Arizona Gold field claims and 5000 feet east northeast of the KO group of claims. County Hwy 10 travels through the TS group. A map showing the Arizona Goldfield Claims may be found in Exhibit 99.8.

Land Status:

In 2003, Shoshone Silver Mining Company acquired the Arizona Claims for $1,500. The claims are maintained by annual payment of BLM Maintenance Fees of $2000. The company has not improved the property. Power and water sources are unknown.

Geology:

The KO group follows the easterly trend of the Mallory Fault line and covers the down dip extension of the Kokomo vein. The TS group follows the southeasterly extension of the Gold Ore vein.

The property is currently without known reserves and the proposed program is exploratory in nature.

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

The California Creek Group is located 90.5 miles north of Elko Nevada. Access is 82.5 miles north on state route 225 to Patsville. Turn right on Forest Service Road (FR)-016 1.5 miles north of Patsville. Turn left on FR-015 at 5 miles. The property is 1.5 miles north on FR-015. A map showing the California Creek property may be found in Exhibit 99.9.

Land Status:

The California Creek Group consists of 18 unpatented lode claims covering 360 acres of Forest Service land. The claims are located on the Flood plain of California Creek with approximately 100’ of relief in the claim group. The claims are maintained by annual payment of BLM Maintenance Fees of $2250. The Company has not improved the property. Water is available on the property via a large pond. Power source is unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration History:

There has been small scale historic production from a small pit on the property. Limited drilling occurred in the 1980’s and scintillometer geophysics was conducted in 2006 by a lessee. Several anomalies were detected by Geophysics.

Exploration Plans:

Additional claims should be staked to thoroughly cover all the anomalies identified by geophysics. A limited drill program will be proposed to test the anomalies. No timetable for exploration has been set and costs of the recommended exploration have not been determined.

Impairment:

The deferred costs of $2,970 were included in exploration expenses in the year ended December 31, 2005.

Princeton Gulch Group

The Company controls unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana.

Location and Access:

The Princeton Gulch claims are located in Sections 20 & 21 of Township 8 North, Range 12 West, 7 miles northeast of the town of Maxville, Montana. Access is provided by county roads east of state highway 10A at Maxville, Montana. Turn east on the Maxville/Princeton Road at Maxville for 4.5 miles. Turn northeast on County Road 1500 for 2.5 miles. The claim group occupies the mountain valley running to the east from this point. A map showing the Princeton Gulch Group may be found in Exhibit 99.10.

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres. The claims are maintained by annual payment of BLM Maintenance Fees of $750. The company has not improved the property. Power and water sources are unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration History:

The claims have been worked sporadically by small scale owner/operators for a number of years. The claims have only been placer mined in the valley bottom. No additional exploration work has been done. The Princeton Mining District has had several past producers, both lode and placer in the late 1800’s and first half of the 1900’s.

Exploration Plans:

The claim group will benefit from detailed geologic mapping, sampling and trenching. Beyond this basic exploration, modern geophysics and remote sensing should be applied to the claim group. No timetable for exploration has been set and costs of the recommended exploration have not been determined.

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

The claims are in Section 22, Township 20S, Range 10E. A geographic reference point for the claims is 31°39'32"North , 111°16'19"West. A map of the property may be found in Exhibit 99.11.

Land Status:

Cerro Colorado claim group consists of 3 unpatented lode claims covering 60 acres. The claim group is located in the Cerro Colorado mining district in the Cerro Colorado Mountains of Southwest Arizona. The claims are maintained by annual payment of BLM Maintenance Fees of $375. The Company has not improved the property. Power and water sources are unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

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

No timetable for exploration has been set and costs of the recommended exploration have not been determined.

Impairment: The deferred costs of $1,500 were included in exploration expenses in a prior year.

Bilbao-Mexico Property

The Company owns a group of unpatented properties commonly referred to as Bilbao located in Mexico through its subsidiary.

Location and Access:

The Bilbao property is in the Panfilo Natera Mining District in southeastern Zacatecas State, Mexico. The property is accessed by 35 miles of paved and improved roads southeast of the city of Zacatecas. A map of the property may be found in Exhibit 99.12.

Land Status:

The Bilbao property consists of 4 contiguous mineral exploitation concessions covering 1,345 hectares (3,284 acres.) Historical mining has left 2 “glory hole” excavations and some underground workings that are accessible. These workings expose the deposit to a depth of 250 feet. Power is currently supplied via generator. Water is trucked in to the site.

Geology:

The geology of the property consists of a northwesterly trending anticline with a core of Tertiary granite. The granite batholith was intruded into Jurassic-Cretaceous sedimentary rocks which have been covered by co-genetic volcanics. The volcanics and alluvium obscure much of the base geology.

The mineralization at Bilbao presents as a lead/zinc Pyroxene skarn developed in sedimentary limestones that are found as roof pendants in the granite batholith. In addition to the skarn, the property also exhibits hydrothermal vein in both the sedimentary and igneous rocks.

All mining has occurred within 250’ of the surface and has been in the oxidized zone. Below this depth the deposit is expected to pass into a sulfide zone. The district has also exhibited a lateral zonation from polymetallic Pyroxene skarn into Cu/Au Garnet skarn. To date only the oxidized Pyroxene skarn has been identified and exploited at the Bilbao site.

The property is currently without known reserves and the proposed program is exploratory in nature.

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

2006 Exploration Activities:

In 2006 the Company entered into a joint venture and option agreement with Minco, PLC for exploration of the Bilbao property. Under direction of Shoshone’s joint venture partner, thirty one drill holes totaling 7,315 meters were completed in 2006 with multiple holes intersecting sulfide mineralization underlying the previously encountered oxide zone. In December 2006, the Company’s partner commissioned a (JORC standards) resource analysis and pre-feasibility study, both due for completion in 2007.

Impairment:

The deferred costs of $80,000 were included in exploration expenses in the year ended December 31, 2004.

Other Mexican Exploration Properties

Shoshone has an interest in several Mexican exploration projects. The company does not currently consider these projects to be material.

La Vibora

La Vibora is a gold-silver prospect in which Shoshone acquired a 25% interest in the property in 2000. No exploration has been conducted on the property since the Company’s acquisition. The property is located seven miles west of Mexican Highway 17, approximately 22 miles south of the city of Esquida. The Company has made no improvements to the property. Power and water status is unknown.

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

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

The Company currently has no exploration plans for La Vibora.

The La Morena Placer

The property is located adjacent to the La Vibora prospect south of the city of Esquida in the State of Sonora. The property is a gold silver placer deposit. There has been no systematic exploration of the La Morena Placer. Shoshone acquired a 25% interest in the property in 2000. The Company has not made improvements to the property. Power and water supplies are unknown.

Geology:

Distal from the La Vibora property is the La Morena Placer. This property has had limited auger and assaying returning average grades of 0.03 oz/t gold. No resource estimate has been completed and the property is currently without known reserves.

Exploration Plans:

The Company currently has no exploration plans for La Morena Placer.

Mexican Silica Properties

During 1999 Shoshone acquired varying degrees of interest in four silica properties in Mexico:

  A 33.3% interest in the Santa Rita silica property
  A 25% interest in the Inez silica property
  A 49% interest in the Anna and the Three Brothers silica properties

The properties are currently without known reserves. The Company has not made improvements to these properties. Power and water status is unknown.

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

We Expect Losses to Continue for at Least the Next Five Years

We expect to continue to incur additional losses for at least the next five years due to expenses associated with the research and exploration of our mineral properties. As of December 31, 2006, we had an accumulated deficit of $3,133,563. There can be no assurance that we will achieve or sustain profitability in the future, and our auditors expressed a concern regarding our ability to continue as a going concern.

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

  Mining operations are subject to a variety of existing laws and regulations relating to exploration prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change.

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

  If we become a mining operation, our mining activities would be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

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

Legislative and Administrative Changes to the Mining Laws could Materially Adversely Affect our Future Exploration, and/or Mining Activities

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations could have a material adverse impact on our ability to conduct exploration and related mining activities.

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

Use of the Surface of our Unpatented Mining Claims is Subject to Regulation which could Materially Adversely Affect our Activities

Any activities we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by BLM or Forest Service surface management regulations (in addition to the environmental and other statutes and regulations discussed above). Further, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the BLM and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration and related mining operations.

Recently, for example, the Forest Service adopted a "Road-less Initiative" which prohibits the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried road-less areas within the National Forest System. Most of our Idaho properties and our Montana and Arizona properties are located in the National Forest and may be impacted by this new policy. As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration or other mining activities on those properties. In addition, to the extent we progress towards additional mining operations at any of our properties, there can be no assurance that sufficient surface land will be available for the ancillary facilities necessary to develop the mine.

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

We may not be able to Raise the Funds Necessary to Explore and Develop our Mineral Properties

We need to seek additional financing from the public or private debt or equity markets to continue our business activities. We have borrowed from our principal shareholders to fund certain of our activities. There can be no assurance that our principal shareholders will continue to advance funds to us or that our efforts to obtain financing will be successful. We will need to seek additional financing to complete our exploration of any target properties, should the exploration program prove a property to be worth developing. Sources of such external financing include future debt and equity offerings, and possible joint ventures with another exploration or mining company. There can be no assurance that additional financing will be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to secure the financing necessary to retain our properties or to sustain exploration activities in the future.

We Compete Against Larger, Better Financed and More Experienced Companies

The exploration industry is very competitive. Exploration companies compete to obtain and to evaluate exploration prospects for their drilling, exploration and, ultimately, mining potential. We encounter competition from both larger, better-financed companies, and other junior mining companies in connection with the acquisition of properties. There can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting us, or that our planned exploration program will yield commercially mine-able ore reserves.

Management Lacks Significant Technical Training in Mining

The Company’s management consists of three officers none of which have technical educational background in mineral exploration and mining. The management does have experience operating and managing companies that involve mining exploration. Nevertheless, there is a risk that management may not be fully aware of many practices, conventions and requirements related to working within the mining industry. Therefore, the lack of expertise may have adverse consequences on the Company’s ability to implement its business plan.

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

The aggregate effect of these factors on metals prices is impossible for us to predict. Metal prices sometimes are subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of platinum group metals affect platinum group metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of platinum group metals primarily consists of new production from mining. If the prices of platinum group metals are, for a substantial period, below our foreseeable cost of production, we could determine that it is not economically feasible to continue the exploration of our projects.

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

Shoshone’s management, with the participation of Shoshone’s principal executive officer and principal financial officer, has evaluated the effectiveness of Shoshone’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Management has assessed the effectiveness of Shoshone’s internal control over financial reporting as of December 31, 2006. Management concluded that, based on its assessment, Shoshone’s internal control over financial reporting was effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in Shoshone’s internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares

Lex Smith c/o Shoshone Silver Mining Company 403 7th St. Suite 207 Wallace, ID 83873	72,000	0.39%

Carol Stephan c/o Shoshone Silver Mining Company 403 7th St. Suite 207 Wallace, ID 83873	551,900	3.03%

Melanie Farrand c/o Shoshone Silver Mining Company 403 7th St. Suite 207 Wallace, ID 83873	42,000	0.23%

Sharon Jacobs c/o Shoshone Silver Mining Company 403 7th St. Suite 207 Wallace, ID 83873	13,000	0.07%

All officers and directors as a group (4 persons)	678,900	3.72%

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSCATIONS

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

PART II

ITEM 7. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

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

ITEM 8. MANAGEMENTS DISCUSSION & ANALYSIS OR PLAN OF OPERATION

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in this Annual Report on Form 10-KSB.

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

Plan of Operation

As discussed in “Note 2: Going Concern” to our condensed consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,133,563 through December 31, 2006. the Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until June 2007, as described herein. After June 2007, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during fiscal 2007. The Company estimates that the costs to refurbish the mill will be between $150,000 and $200,000. The Company anticipates that it will be required to raise additional capital to fund this undertaking in June 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

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

Comparison of the Twelve Months Ended December 31, 2006 and December 31, 2005:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the fiscal year ended December 31, 2006 compared with the fiscal year ended December 31, 2005. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2006	2005	$ change	% change

REVENUES	$150	$1,373	$(1,223)	-89.1%
COST OF REVENUES	108	635	(527)	-83.0%
GROSS PROFIT	42	738	(696)	-94.3%
General and administrative	133,730	101,320	32,410	32.0%
Professional fees	114,516	56,157	58,359	103.9%
Consulting fees	135,140	-	135,140	0.0%
Depreciation	36,243	32,019	4,224	13.2%
Mining and exploration expenses	88,016	144,602	(56,586)	-39.1%
Gain on sale of lode claim	(133,907)	-	(133,907)	0.0%
Total Operating Expenses	373,738	334,098	39,640	11.9%

LOSS FROM OPERATIONS	(373,696)	(333,360)	(40,336)	12.1%
Net gain (loss) on sale of securities	310,412	237,925	72,487	-30.5%
Lease income	411,980	2,150	409,830	-19061.9%
Dividend and interest income	18,815	8,622	10,193	-118.2%
Interest expense	(376)	(18)	(358)	-1988.9%
Total Other Income	740,831	248,679	492,152	-197.9%
NET (LOSS) INCOME	$367,135	$(84,681)	$451,816	533.6%

Overview of Operating Results

The increase in net income during fiscal 2006 from fiscal 2005 was primarily the result of lease income of $411,980, a $133,907 gain on the sale of a lode claim and by an increase in gains on the sale of investments. These positive impacts were partially offset by an increase in consulting expenses of $135,140. This increase was related to an agreement under which the Company exchanged for consulting services 233,000 shares of stock held as available for sale investments.

Operating Expenses

The slight increase in operating expenses was primarily due to an increase in consulting expenses of $135,140. This increase was related to an agreement under which the Company exchanged for consulting services 233,000 shares of stock held as available for sale investments. Also contributing to the increase in operating expenses was an increase in professional fees of $58,359 primarily related to the Company’s reporting obligations with the SEC.

Partially offsetting these negative impacts was a gain of $133,907 in fiscal 2006 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, has been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $21,093 in connection with this sale.

Also partially offsetting the increases in operating expenses was a decrease in mining and exploration expense of $56,586 during fiscal 2006 from fiscal 2005. This decrease was primarily related to the assessment during fiscal 2005 that $91,745 of deferred costs related to mining properties was impaired and, accordingly, charged to operations. The comparable amount during fiscal was $57,000.

Other Income (Expenses)

The increase in other income during the fiscal 2006 was primarily the result of $411,980 of lease income received in connection with two option agreements. See “Note 17: Option Agreements” to our consolidated financial statements for further details.

During fiscal 2006, the Company recorded a gain on the sale of investments of $310,412. This resulted from selling various investments with a combined basis of $149,176 for combined gross proceeds of $459,588.

Overview of Financial Position

At December 31, 2007, Shoshone had cash of $193,639 and total liabilities of $38,123. The Company anticipates that its working capital will be primarily utilized refurbishing the Company’s Lakeview mining property.

Investments

Shoshone’s investment portfolio at December 31, 2006 was $741,938, an increase of $424,584 from the December 31, 2005 balance of $317,354, primarily as a result of increased per share values. See “Note 10: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

During fiscal 2006 mineral and mining properties increased $68,472 from to $379,690 from $311,218 at December 31, 2005. This increase was due to expenditures related to land improvements intended to make the property more accessible as well as more usable.

Accounts Payable and Accrued Expenses

The Company’s accounts payable were $26,856 at December 31, 2006, compared with $1,461 at December 31, 2005. The balance at December 31, 2006, included $14,862 of legal expenses related to the Company’s Bilbao, Mexico property that we incurred but unpaid.

Liquidity and Capital Resources

During fiscal 206, the Company’s operating activities contributed $171,405. This was primarily the result of net income of 367,135 which was primarily related to proceeds of $411,980 received in connection with two option agreements. See “Note 17: Option Agreements” to our consolidated financial statements for further details. Partially offsetting this positive impact were the non-cash net gain of $175,272 from the sale of investments and the non-cash net gain of $133,907 from the sale of a lode claim.

Shoshone’s total stockholders’ equity was $2,167,465 at December 31, 2006, an increase of $881,983 from $1,285,482 at December 31, 2005. The increase in total stockholders’ equity was primarily due to an increase of $470,582 in accumulated other comprehensive income and net income of $367,135. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 10: Investments” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 9. LEGAL PROCEEDINGS

None.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 11. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 12. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 13. FINANCIAL STATEMENTS

Board of Directors
Shoshone Silver Mining Company
Coeur d’Alene, Idaho

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company (an Idaho corporation) at December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2000 (inception) to December 31 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company at December 31, 2006 and 2005, and the results of its related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2000 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
March 23, 2007, except for Note 1, which is dated November 15, 2007.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(restated)	(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$193,639	$32,054
Receivable from related party	10,624	11,624
Deposits and prepaids	12,649	24,302
Supplies inventory	3,988	4,668
Total Current Assets	220,900	72,648

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,683,088	1,636,815
Accumulated depreciation	(1,156,220)	(1,119,977)
Total Property Plant and Equipment	526,868	516,838

MINERAL AND MINING PROPERTIES	379,690	311,218

OTHER ASSETS
Notes receivable from related parties	207,305	67,558
Notes receivable	119,364	-
Accrued interest receivable	9,523	1,327
Investments	741,938	317,354
Total Other Assets	1,078,130	386,239

TOTAL ASSETS	$2,205,588	$1,286,943

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,856	$1,461
Accrued expenses	2,354	-
Total Current Liabilities	29,210	1,461

Note payable	8,913	-
Total Liabilities	38,123	1,461

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 and 18,143,797 shares issued and outstanding	1,824,380	1,814,380
Additional paid-in capital	3,151,142	3,142,306
Treasury stock	(270,696)	(296,180)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit in development stage	(1,466,081)	(1,833,216)
Accumulated deficit prior to development stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	602,825	132,297
Total Stockholders' Equity	2,167,465	1,285,482

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,205,588	$1,286,943

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

				Period from
				January 1, 2000
				(beginning of
				development stage)
	Years Ended December 31,			to December 31,
	2006		2005	2006
				(restated)

REVENUES	$150		$1,373	$376,457

COST OF REVENUES	108		635	229,571

GROSS PROFIT	42		738	146,886

OPERATING EXPENSES
General and administrative	133,730		101,320	612,194
Professional fees	114,516		56,157	306,652
Consulting fees	135,140		-	135,140
Depreciation	36,243		32,019	245,292
Mining and exploration expenses	88,016		144,602	1,355,208
Gain on sale of load claim	(133,907)		-	(133,907)
Total Operating Expenses	373,738		334,098	2,520,579

LOSS FROM OPERATIONS	(373,696)		(333,360)	(2,373,693)

OTHER INCOME (EXPENSES)
Lease income	411,980		2,150	441,530
Net gain on sale of securities	310,412		237,925	752,135
Dividend and interest income	18,815		8,622	38,856
Loss on abandonment of asset	-		-	(20,000)
Gain on sale of fixed asset	-		-	12,200
Unrealized holding loss on marketable securities	-		-	(380,827)
Gain on settlement of not receivable	-		-	64,206
Interest expense	(376)		(18)	(488)
Total Other Income (Expenses)	740,831		248,679	907,612

INCOME (LOSS) BEFORE INCOME TAXES	367,135		(84,681)	(1,466,081)

INCOME TAXES	124,826		-	124,826
DEFERRED TAX GAIN	(124,826)		-	(124,826)

NET INCOME (LOSS)	367,135		(84,681)	(1,466,081)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	470,528		(601,560)	602,825

NET COMPREHENSIVE INCOME (LOSS)	$837,663		$(686,241)	$(863,256)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.02	$	nil

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$0.02	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC	18,221,819		18,094,893

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
DILUTED	18,321,819		18,094,893

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

									Accumulated
	Common Stock								Other	Total
	Number		Additional	Treasury			Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options		Receivable	Deficit	Income	Equity

Balance December 31, 1999 as originally stated	9,030,660	$903,066	$1,597,425	$(65,733)	$-	$	- $	21,834	$-	$2,456,592
Net adjustments for the following:
Overstated mining property investments	-	-	-	-	-		-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-	990,000	-	-		-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-	-	-	-		-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367	-	-	-		-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000	48,500	-	-		-	(89,500)	-	-
Stock options and payables for unrecorded
attorney fees	-	-	-	-	12,221		-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-	-					(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-	-	-	-		-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433	$2,635,925	$(65,733)	$12,221		$-	$(1,667,482)	$-	$1,912,364
Issuance of stock for services at a
price of $0.20 per share	5,000	500	500	-	-		-	-	-	1,000
Net loss for year ending December 31, 2000	-	-	-	-	-		-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221		$-	$(1,879,530)	$-	$1,701,316
Net loss for year ending December 31, 2001	-	-	-	-	-		-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$	- $	(2,107,689)	$-	$1,473,157
Treasury stock issued for services at
a price of $0.10 per share	-	-	(1,080)	11,880	-		-		-	10,800
Treasury stock issued for services at
a price of $0.10 per share	-	-	(195)	495	-		-		-	300
Issuance of stock for services at a price of
$0.03 per share	800,000	80,000	(53,066)	-	-		-		-	26,934
Issuance of stock for legal fees at a price of
$0.10 per share	100,000	10,000	-	-	-		-		-	10,000
Net loss for year ending December 31, 2002	-	-	-	-	-		-	(641,951)	-	(641,951)

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity
Balance, January 1, 2003	10,879,329	$1,087,933	$2,582,084	$(53,358)	$12,221	$-	$(2,749,640)	$-	$879,240
Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)	-	-	-		-	86,000
Issuance of stock for services at a price of
$0.10 per share	620,833	62,083	-	-	-	-		-	62,083
Issuance of stock for mining properties at a
price of $0.15 per share	510,000	51,000	25,500	-	-	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900	-	-	-	-		-	11,900
Unrealized holding gain in investments	-	-	-	-	-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-	-	-	-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194	$2,403,306	$(53,358)	$12,221	$-	$(2,848,932)	$1,328,462	$2,344,893
Stock issued for cash and warrants at $0.35 per
share, net of costs of $64,465	1,861,857	186,186	400,999	-	-	-		-	587,185
Issuance of stock for services at an average
price of $0.14 per share	25,000	2,500	1,000	-	-	-		-	3,500
Issuance of stock for services at price of
$0.35 per share	25,000	2,500	6,250	-	-	-		-	8,750
Issuance of stock for mining property lease at a
price of $0.35 per share	350,000	35,000	87,500	-	-	-		-	122,500
Issuance of stock for mining properties at a
price of $0.35 per share	100,000	10,000	25,000	-	-	-		-	35,000
Treasury stock issued for mining properties at a
price of $0.35 per share	-	-	24,000	11,000	-	-		-	35,000
Treasury stock issued for subscriptions receivable at a
price of $0.35 per share	-	-	9,101	11,124	-	(20,225)		-	-
Treasury stock issued for services at a
price of $0.35 per share	-	-	9,600	4,400	-	-		-	14,000
Unrealized holding loss in investments	-	-	-	-	-	-		(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-	-	-	-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380	$2,966,756	$(26,834)	$12,221	$(20,225)	$(3,416,017)	$733,857	$1,989,138

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

									Accumulated
	Common Stock								Other	Total
	Number		Additional	Treasury		Subscriptions		Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable		Deficit	Income	Equity
Issuance of stock for accounts payable
at a price $0.35 per share	650,000	65,000	162,500	-	-	-		-	-	227,500
Issuance of stock for mining property expenses
at a price $0.20 per share	100,000	10,000	10,000	-	-	-		-	-	20,000
Treasury stock issued for services at a price of
$0.20 per share	-	-	4,950	6,050	-	-		-	-	11,000
Treasury stock issued for cash and services
at price of $0.10 per share	-	-	(1,900)	20,900	-	-		-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-		-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381		-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-		-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-		(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)		$(3,500,698)	$132,297	$1,285,482
Issuance of stock for exploration expenses
at a price $0.24 per share	100,000	10,000	14,000	-	-	-		-	-	24,000
Treasury stock issued for services at an average
price of $0.25 per share	-	-	(5,164)	25,484	-	-		-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-		-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-		367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844	) $	(3,133,563)	$602,825	$2,167,465

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
			development stage)
	Years Ended December 31,		to December 31,
	2006	2005	2006
			(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	367,135	$(84,681)	$(1,466,081)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	36,243	32,019	245,292
Common stock issued for services	-	22,000	189,367
Common stock issued for mining and exploration expenses	24,000	20,000	236,500
Treasury stock issued for services	20,320	-	20,320
Net gain on sale of lode claim	(133,907)	-	(133,907)
Net gain on sale of investments	(175,272)	(237,925)	(616,995)
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	1,000	(11,624)	(10,624)
Decrease in other current assets	-	-	6,834
Decrease (increase) in deposits and prepaids	11,653	281	(18,803)
Decrease in supplies inventory	680	635	8,064
Increase (decrease) in accrued interest receivable	(8,196)	3,596	(9,523)
Decrease in accrued liabilities	-	-	(1,630)
Increase (decrease) in accounts payable	27,749	(41,917)	246,709
Net cash used in operating activities	171,405	(297,616)	(567,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(41,602)	(29,973)	(3,716,026)
Proceeds from sale of investments	459,588	72,923	4,077,483
Purchase of mineral and mining properties	(68,472)	-	(68,472)
Proceeds from sale of lode claim	13,907	-	13,907
Purchase of fixed assets	(37,360)	-	(39,314)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	326,061	42,950	314,965

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000	694,585
Advances to related party	(195,000)	-	(195,000)
Issuance of note receviable from related party	(243,000)		(243,000)
Payments received notes receivable from related party	103,253	25,656	128,909
Payment on notes receivable	636	-	636
Payment of common stock subscriptions	-	1,381	1,381
Payment made on long-term note payable	(1,770)	-	(162,530)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	(335,881)	35,037	385,741

Net increase (decrease) in cash	161,585	(219,629)	133,650

Cash, beginning of period	32,054	251,683	59,989

Cash, end of period	$193,639	$32,054	$193,639

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$376	$18	$488
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$-	$227,500	$227,500
Note receivable in connection with sale of lode claim	$120,000	$-	$120,000
Note issued in exchanged for vehicle	$10,781	$-	$10,781
Treasury stock acquired through sale of investment	$-	$296,296	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying notes are an integral part of these financial statements.

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000 the Company entered an exploration stage. The Company has acquired several mining properties since entering this exploration stage. Further, the Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during fiscal 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conduction surface mining at the Weber property and milling of ores obtain from those efforts at the Lakeview Mill.

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

An estimated $150,000 is believed necessary to continue operations and increase exploration activities through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

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

Mineral Exploration Costs

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

PART III

ITEM 1. INDEX TO EXHIBITS

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
23.1	Consent of Independent Registered Public Accounting Firm +
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group (+)
99.2	Map of Shoshone Group and Bullion Group (+)
99.3	Map of Auxer Property (+)
99.4	Map of Lucky Joe Property (+)
99.5	Map of Regal Mine (+)
99.6	Map of Stillwater Extension Claims (+)
99.7	Map of Montgomery Mine (+)
99.8	Map of Arizona Gold Fields Claims (+)
99.9	Map of California Creek Property (+)
99.10	Map of Princeton Gulch Group (+)
99.11	Map of Cerro Colorado Group (+)
99.12	Map of Bilbao-Mexico Property (+)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184

ITEM 2. DESCRIPTION OF EXHIBITS

Not Applicable

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: November 30, 2007	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 30, 2007	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

	By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer