Form 10KSB/A
period 2006-12-31
SHOSHONE SILVER MINING CO INC
filed 2008-02-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

AMENDMENT 2

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

EXPLANATORY NOTE:

On May 21, 2007, we filed an Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On September 26, 2007, and on December 13, 2007, and on January 15, 2008, we received comments from the SEC on our Original Report. We are filing this amendment to incorporate our responses to these comments. Disclosures in this Form 10-KSB/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Description of Properties – to conform the disclosure to the guidance in Industry Guide 7;
2.	Controls and Procedures – to conform to Item 307 of Regulation S-B;
3.	Management’s Discussion & Analysis of Plan of Operation – to conform to Item 303 of Regulation S-B;
4.	Financial Statements - to conform disclosure to paragraph 11 of Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”;
5.

Statements of Cash Flows - to adjust the amount disclosed as “Net gain on sale of investments” to $310,412 and to add a new caption titled “available for sale securities issued in exchange for services” in the amount of $135,140;

6.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the various adjustments to the financial statements; and
7.	Index to Exhibits – to conform the disclosure to the guidance in Industry Guide 7 by attaching maps of our mining properties as new exhibits (Nos. 99.1 – 99.12).

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

Partially offsetting these negative impacts was a net gain of $133,907 in fiscal 2006 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. The gain of $133,907 was net of $16,093 in selling expenses. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, has been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale.

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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

				Period from
				January 1, 2000
				(beginning of
	Years Ended December 31,			development stage)
	2006		2005	to December 31, 2006
	(restated)			(restated)

REVENUES	$150		$1,373	$376,457

COST OF REVENUES	108		635	229,571

GROSS PROFIT	42		738	146,886

OPERATING EXPENSES
General and administrative	133,730		101,320	612,194
Professional fees	114,516		56,157	306,652
Consulting fees	135,140		-	135,140
Depreciation	36,243		32,019	245,292
Mining and exploration expenses	88,016		144,602	1,355,208
Net gain on sale of load claim	(133,907)		-	(133,907)
Total Operating Expenses	373,738		334,098	2,520,579

LOSS FROM OPERATIONS	(373,696)		(333,360)	(2,373,693)

OTHER INCOME (EXPENSES)
Lease income	411,980		2,150	441,530
Net gain on sale of securities	310,412		237,925	752,135
Dividend and interest income	18,815		8,622	38,856
Loss on abandonment of asset	-		-	(20,000)
Gain on sale of fixed asset	-		-	12,200
Unrealized holding loss on marketable securities	-		-	(380,827)
Gain on settlement of not receivable	-		-	64,206
Interest expense	(376)		(18)	(488)
Total Other Income (Expenses)	740,831		248,679	907,612

INCOME (LOSS) BEFORE INCOME TAXES	367,135		(84,681)	(1,466,081)

INCOME TAXES	124,826		-	124,826
DEFERRED TAX GAIN	(124,826)		-	(124,826)

NET INCOME (LOSS)	367,135		(84,681)	(1,466,081)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	470,528		(601,560)	602,825

NET COMPREHENSIVE INCOME (LOSS)	$837,663		$(686,241)	$(863,256)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.02	$	nil

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$0.02	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC	18,221,819		18,094,893

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
DILUTED	18,321,819		18,094,893

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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Issuance of stock for accounts payable
at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500
Issuance of stock for mining property expenses
at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000
Treasury stock issued for services at a price of
$0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000
Treasury stock issued for cash and services
at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)	$(3,500,698)	$132,297	$1,285,482
Issuance of stock for exploration expenses
at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000
Treasury stock issued for services at an average
price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Years Ended December 31,		development stage)
	2006	2005	to December 31, 2006
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	367,135	$(84,681)	$(1,466,081)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	36,243	32,019	245,292
Common stock issued for services	-	22,000	189,367
Common stock issued for mining and exploration expenses	24,000	20,000	236,500
Treasury stock issued for services	20,320	-	20,320
Net gain on sale of lode claim	(133,907)	-	(133,907)
Net gain on sale of investments	(310,412)	(237,925)	(752,135)
Available for sale securities issued in exchange for services	135,140	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	1,000	(11,624)	(10,624)
Decrease in other current assets	-	-	6,834
Decrease (increase) in deposits and prepaids	11,653	281	(18,803)
Decrease in supplies inventory	680	635	8,064
Increase (decrease) in accrued interest receivable	(8,196)	3,596	(9,523)
Decrease in accrued liabilities	-	-	(1,630)
Increase (decrease) in accounts payable	27,749	(41,917)	246,709
Net cash used in operating activities	171,405	(297,616)	(567,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(41,602)	(29,973)	(3,716,026)
Proceeds from sale of investments	459,588	72,923	4,077,483
Purchase of mineral and mining properties	(68,472)	-	(68,472)
Proceeds from sale of lode claim	13,907	-	13,907
Purchase of fixed assets	(37,360)	-	(39,314)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	326,061	42,950	314,965

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000	694,585
Advances to related party	(195,000)	-	(195,000)
Issuance of note receviable from related party	(243,000)		(243,000)
Payments received notes receivable from related party	103,253	25,656	128,909
Payment on notes receivable	636	-	636
Payment of common stock subscriptions	-	1,381	1,381
Payment made on long-term note payable	(1,770)	-	(162,530)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	(335,881)	35,037	385,741

Net increase (decrease) in cash	161,585	(219,629)	133,650

Cash, beginning of period	32,054	251,683	59,989

Cash, end of period	$193,639	$32,054	$193,639

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$376	$18	$488
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$-	$227,500	$227,500
Note receivable in connection with sale of lode claim	$120,000	$-	$120,000
Note issued in exchanged for vehicle	$10,781	$-	$10,781
Treasury stock acquired through sale of investment	$-	$296,296	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

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

Restatement of Previously Disclosed Financial Information

On May 21, 2007, the Company filed an Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On September 26, 2007, December 13, 2007, and January 15, 2008, the Company received comments from the SEC regarding our Original Report. In response to these comments the Company made several changes to the narrative sections of the Original Report. These narrative changes include the following:

1 .	Description of Properties – to conform the disclosure to the guidance in Industry Guide 7;
2 .	Controls and Procedures – to conform to Item 307 of Regulation S-B;
3 .	Management’s Discussion & Analysis of Plan of Operation – to conform to Item 303 of Regulation S-B; and
4 .	Index to Exhibits – to conform the disclosure to the guidance in Industry Guide 7 by attaching maps of our mining properties as new exhibits (Nos. 99.1 – 99.12).

In addition, the Company also made several changes to its consolidated financial statements as follows:

1.

The Company changed its financial statement presentation to comply with paragraph 11 of Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”. As a result the Company’s Consolidated Financial Statements were adjusted as follows:

a.

Consolidated Balance Sheets – The Company presented the “accumulated deficit in development stage” separately from the “accumulated deficit prior to development stage”. Prior to this correction, the sum of these two amounts was presented as one amount under the caption “accumulated deficit”. As a result the Company’s 2006 and 2005 Consolidated Balance Sheets were adjusted as follows:

	Dec. 31, 2006	Adjustments	Dec. 31, 2006
	(as previously
	stated)		(as restated)
Accumulated deficit	$(3,133,563)	$3,133,563	$-
Accumulated deficit in development stage	$-	$(1,466,081)	$(1,466,081)
Accumulated deficit prior to development stage	$-	$(1,667,482)	$(1,667,482)
Total Stockholders' Equity	$(2,167,465)	$-	$(2,167,465)

	Dec. 31, 2005	Adjustments	Dec. 31, 2005
	(as previously
	stated)		(as restated)
Accumulated deficit	$(3,500,698)	$3,500,698	$-
Accumulated deficit in development stage	$-	$(1,833,216)	$(1,833,216)
Accumulated deficit prior to development stage	$-	$(1,667,482)	$(1,667,482)
Total Stockholders' Equity	$(1,285,482)	$-	$(1,285,482)

b.

Consolidated Statements of Operations and Comprehensive Income – The Company added the column titled “Period from January 1, 2000 (beginning of development stage) to December 31, 2006” to present the operating information of the Company during its development stage.

c.

Consolidated Statement of Stockholders’ Equity – The Company presented new disclosure of items impacting stockholders’ equity from January 1, 2000 (the beginning of the development stage) through December 31, 2004. The Company had previously reported only items impacting stockholders’ equity during 2006 and 2005.

d.

Consolidated Statements of Cash Flows – The Company added the column titled “Period from January 1, 2000 (beginning of development stage) to December 31, 2006” to present the cash flow information of the Company during its development stage.

2.

The Company adjusted to $(310,412) from $(175,272) the amount disclosed under the caption “Net gain on sale of investments” in the operating activities section of its Consolidated Statement of Cash Flows for the year ended December 31, 2006. The Company also added a new caption titled “available for sale securities issued in exchange for services” in the amount of $135,140. This adjustment was made to correct to a “gross” cash flow presentation from a “net” cash flow presentation. This change did not impact 2005. As a result the Company’s 2006 Consolidated Statement of Cash Flows was adjusted as follows:

	Dec. 31, 2006	Adjustments		Dec. 31, 2006
	(as previously
	stated)			(as restated)
Net gain on sale of investments	$(175,272)	$(135,140)		$(310,412)
Available for sale securities issued in exchange for services	$-	$135,140		$135,140
Net cash used in operating activities	$185,312	$(13,907)	(a)	$171,405

(a)	The $13,907 adjustment presented here is discussed below in item #4. This adjustment is presented solely to reconcile to the adjusted amount and is otherwise unrelated to this item #2.

3.

The Company reclassified the caption titled “Net gain on sale of lode claim” from “Other Income (Expenses)” to “Operating Expenses” on its Consolidated Statements of Operations and Comprehensive Income. This change was made to comply with paragraph 45 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard requires that a gain recognized on the sale of a long-lived asset classified as held-for-sale be included in income from operations. This change did not impact 2005. As a result the Company’s 2006 Consolidated Statement of Operations and Comprehensive Income was adjusted as follows:

	Dec. 31, 2006	Adjustments	Dec. 31, 2006
	(as previously
	stated)		(as restated)
Total Operating Expenses	$507,645	$(133,907)	$373,738
Total Other Income (Expenses)	$874,738	$(133,907)	$740,831

4.

The Company increased to $133,907 from $120,000 the amount presented for the year ended December 31, 2006, under the caption “Net gain on the sale of lode claim” in the operating activities section of its Consolidated Statement of Cash Flows. The Company also added a new caption titled “Proceeds from sale of lode claim” with an amount of $13,907 for the year ended December 31, 2006, in the investing activities section of its Consolidated Statement of Cash Flows. This adjustment was made to correct to a “gross” cash flow presentation from a “net” cash flow presentation. This change did not impact 2005. As a result the Company’s 2006 Consolidated Statement of Cash Flows was adjusted as follows:

	Dec. 31, 2006	Adjustments	Dec. 31, 2006
	(as previously
	stated)		(as restated)
Net gain on sale of lode claim	$(120,000)	$(13,907)	$(133,907)
Proceeds from sale of lode claim	$-	$13,907	$13,907
Net cash used in operating activities	$185,312	$(13,907)	$171,405
Net cash provided by investing activities	$312,154	$13,907	$326,061

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

PART III

ITEM 1. INDEX TO EXHIBITS

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
23.1	Consent of Independent Registered Public Accounting Firm (^)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group (^)
99.2	Map of Shoshone Group and Bullion Group (^)
99.3	Map of Auxer Property (^)
99.4	Map of Lucky Joe Property (^)
99.5	Map of Regal Mine (^)
99.6	Map of Stillwater Extension Claims (^)
99.7	Map of Montgomery Mine (^)
99.8	Map of Arizona Gold Fields Claims (^)
99.9	Map of California Creek Property (^)
99.10	Map of Princeton Gulch Group (^)
99.11	Map of Cerro Colorado Group (^)
99.12	Map of Bilbao-Mexico Property (^)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A, filed with the Commission on December 3, 2007, File No.000-31184

ITEM 2. DESCRIPTION OF EXHIBITS

Not Applicable

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: February 1, 2008	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 1, 2008	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

	By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer