Form 10QSB/A
period 2007-03-31
SHOSHONE SILVER MINING CO INC
filed 2008-03-20
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT 1

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

EXPLANATORY NOTE:

On May 21, 2007, we filed an Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On September 26, 2007, December 13, 2007 and on January 15, 2008, we received comments from the SEC on our Original Report. We are filing this amendment to incorporate our responses to these comments that impacted this quarterly report. Disclosures in this Form 10-QSB/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Controls and Procedures – to conform to Item 307 and 308(c) of Regulation S-B;
2.	Management’s Discussion & Analysis of Plan of Operation – to conform to Item 303 of Regulation S-B;
3.	Financial Statements - to conform disclosure to paragraph 11 of Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”; and
4.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the various adjustments to the financial statements.

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB/A
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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS	(restated)	(restated)

CURRENT ASSETS
Cash	$153,569	$193,639
Receivable from related party	10,624	10,624
Deposits and prepaids	5,680	12,649
Supplies inventory	3,574	3,988
Total Current Assets	173,447	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,683,088	1,683,088
Accumulated depreciation	(1,166,287)	(1,156,220)
Total Property Plant and Equipment	516,801	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	207,305	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	8,881	9,523
Investments	777,413	741,938
Total Other Assets	1,111,962	1,078,130

TOTAL ASSETS	$2,181,900	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,000	$26,856
Accrued expenses	1,000	2,354
Total Current Liabilities	6,000	29,210

Note payable	7,757	8,913
Total Liabilities	13,757	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,243,797 shares issued and outstanding for both periods	1,824,380	1,824,380
Additional paid-in capital	3,154,332	3,151,142
Treasury stock	(267,506)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	(18,844)	(18,844)
Accumulated deficit in exploration stage	(1,482,608)	(1,466,081)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	613,650	602,825
Total Stockholders' Equity	2,168,143	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,181,900	$2,205,588

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three Months Ended March 31,		exploration stage)
	2007	2006	to March 31, 2007
		(restated)	(restated)
REVENUES	$661	$-	$377,118

COST OF REVENUES	414	-	229,985

GROSS PROFIT	247	-	147,133

OPERATING EXPENSES
General and administrative	71,329	42,115	683,523
Professional fees	22,958	11,138	329,610
Consulting Fees	-	-	135,140
Depreciation	10,067	7,858	255,359
Mining and exploration expenses	10,533	25,265	1,365,741
Gain on sale of load claim	-	(133,907)	(133,907)
Total Operating Expenses	114,887	(47,531)	2,635,466

LOSS FROM OPERATIONS	(114,640)	47,531	(2,488,333)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	89,910	(4,259)	842,045
Loss on abondonement of asset	-	-	(20,000)
Gain on sale of asset	-	-	12,200
Lease income	-	100,000	441,530
Dividend and interest income	8,395	3,242	47,251
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Interest expense	(192)	-	(680)
Total Other Income (Expenses)	98,113	98,983	1,005,725

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(16,527)	146,514	(1,482,608)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	(16,527)	146,514	(1,482,608)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	10,825	473,759	613,650

NET COMPREHENSIVE INCOME (LOSS)	$(5,702)	$620,273	$(868,958)

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,243,797	18,153,909

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three Months Ended		(beginning of
	March 31,		exploration stage)
	2007	2006	to March 31, 2007
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(16,527)	$146,514	$(1,482,608)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	10,067	7,858	255,359
Common stock issued for services	-	-	189,367
Common stock issued for mining and exploration expenses		24,000	236,500
Treasury stock issued for services	-	20,800	20,320
Net gain on sale of lode claim	-	(133,907)	(133,907)
Net gain on sale of investments	(89,910)	4,259	(842,045)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	-	-	(10,624)
Increase in other current assets	-	-	(4,819)
Decrease (increase) in deposits and prepaids	6,969	10,159	(861)
Decrease in supplies inventory	414	-	9,158
Decrease (increase) in accrued interest receivable	642	(3,135)	(8,881)
Decrease in accrued liabilities	(1,354)	-	(2,984)
(Decrease) increase in accounts payable	(15,476)	508	231,233
Net cash used in operating activities	(105,175)	77,056	(672,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(29,250)	(31,900)	(3,745,276)
Proceeds from sale of investments	94,510	17,010	4,171,993
Purchase of mineral and mining properties	-	(13,000)	(68,472)
Proceeds from sale of lode claim	-	13,907	13,907
Purchase of fixed assets	-	-	(39,314)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	65,260	(13,983)	380,225

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	694,585
Advances to related party	-	-	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	-	128,909
Payments received on notes receivable	1,001	-	1,637
Payments received on common stock subscriptions	-	-	1,381
Payment made on long-term note payable	(1,156)	-	(163,686)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	(155)	-	385,586

Net increase (decrease) in cash	(40,070)	63,073	93,580

Cash, beginning of period	193,639	32,054	59,989

Cash, end of period	$153,569	$95,127	$153,569

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$192	$-	$680
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$120,000	$120,000
Note issued in exchanged for vehicle	$-	$-	$10,781
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

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

Beginning in fiscal 2000 the Company entered an exploration stage. The Company has acquired several mining properties since entering this exploration stage. Further, the Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conduction surface mining at the Weber property and milling of ores obtain from those efforts at the Lakeview Mill.

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

Restatement of Previously Disclosed Financial Information

On May 21, 2007, the Company filed an Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On September 26, 2007, December 13, 2007, and on January 15, 2008, the Company received comments from the SEC regarding our Original Report. In response to these comments the Company made certain changes to the narrative sections of this quarterly report on Form 10-QSB/A. These narrative changes include the following:

1.	Controls and Procedures – to conform to Item 307 of Regulation S-B;
2.	Management’s Discussion & Analysis of Plan of Operation – to conform to Item 303 of Regulation S-B; and

In addition, the Company also made certain changes to its consolidated financial statements as follows:

1.

The Company changed its financial statement presentation to comply with paragraph 11 of Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”. As a result the Company’s Consolidated Financial Statements were adjusted as follows:

a.

Consolidated Balance Sheets – The Company presented the “accumulated deficit in exploration stage” separately from the “accumulated deficit prior to exploration stage”. Prior to this correction, the sum of these two amounts was presented as one amount under the caption “accumulated deficit”. The December 31, 2006, Consolidated Balance Sheet had previously been restated. As a result the Company’s 2007 first quarter Consolidated Balance Sheet was adjusted as follows:

	Mar. 31, 2007	Adjustments	Mar. 31, 2007
	(as previously
	stated)		(as restated)
Accumulated deficit	$(3,150,090)	$3,150,090	$-
Accumulated deficit in exploration stage	$-	$(1,482,608)	$(1,482,608)
Accumulated deficit prior to exploration stage	$-	$(1,667,482)	$(1,667,482)
Total Stockholders' Equity	$2,168,143	$-	$2,168,143

b.

Consolidated Statements of Operations and Comprehensive Income – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to March 31, 2007” to present the operating information of the Company during its exploration stage.

c.

Consolidated Statements of Cash Flows – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to March 31, 2007” to present the cash flow information of the Company during its exploration stage.

2.

The Company reclassified the caption titled “Net gain on sale of lode claim” from “Other Income (Expenses)” to “Operating Expenses” on its Consolidated Statements of Operations and Comprehensive Income. This change was made to comply with paragraph 45 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets”. This standard requires that a gain recognized on the sale of a long-lived asset classified as held-for-sale be included in income from operations. This change did not impact the first quarter of 2007. As a result the Company’s Consolidated Statement of Operations and Comprehensive Income for the three-month period ended March 31, 2006 was adjusted as follows:

	Three-month		Three-month
	period ended		period ended
	Mar. 31, 2006	Adjustments	Mar. 31, 2006
	(as previously
	stated)		(as restated)
Total Operating Expenses	$86,376	$(133,907)	$(47,531)
Total Other Income (Expenses)	$232,890	$(133,907)	$98,983

3.

The Company increased to $133,907 from $120,000 the amount presented for the three-month period ended March 31, 2006, under the caption “Net gain on the sale of lode claim” in the operating activities section of its Consolidated Statement of Cash Flows. The Company also added a new caption titled “Proceeds from sale of lode claim” with an amount of $13,907 for the three-month period ended March 31, 2006, in the investing activities section of its Consolidated Statement of Cash Flows. This adjustment was made to correct to a “gross” cash flow presentation versus a “net” cash flow presentation. This change did not impact the three-month period ended March 31, 2007. As a result the Company’s Consolidated Statement of Cash Flows for the three-month period ended March 31, 2006 was adjusted as follows:

	Three-month		Three-month
	period ended		period ended
	Mar. 31, 2006	Adjustments	Mar. 31, 2006
	(as previously
	stated)		(as restated)
Net gain on sale of lode claim	$(120,000)	$(13,907)	$(133,907)
Proceeds from sale of lode claim	$-	$13,907	$13,907
Net cash provided by operating activities	$90,963	$(13,907)	$77,056
Net cash used in investing activities	$(27,890)	$13,907	$(13,983)

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

Plan of Operation
As discussed in “Note 2: Going Concern” to our condensed consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of 3,150,090 through March 31, 2007. The Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until June 2007, as described herein. After June 2007, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during 2007. The Company estimates that the costs to refurbish the mill will be between $150,000 and $200,000. The Company anticipates that it will be required to raise additional capital to fund this undertaking in June 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

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

Comparison of the Three Months Ended March 31, 2007 and 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended March 31, 2007 compared with March 31, 2006. The table is provided to assist in assessing differences in our overall performance:

	Three Months Ended March 31,
	2007	2006	$ change	% change

REVENUES	$661	$-	$661	0.0%
COST OF REVENUES	414	-	414	0.0%
GROSS PROFIT	247	-	247	0.0%
General and administrative	71,329	42,115	29,214	69.4%
Professional fees	22,958	11,138	11,820	106.1%
Depreciation	10,067	7,858	2,209	28.1%
Mining and exploration expenses	10,533	25,265	(14,732)	-58.3%
Net gain on sale of load claim	-	(133,907)	133,907	-100.0%
Total Operating Expenses	114,887	(47,531)	162,418	-341.7%
LOSS FROM OPERATIONS	(114,640)	47,531	(162,171)	-341.2%
Net gain (loss) on sale of securities	89,910	(4,259)	94,169	-2211.1%
Lease income	-	100,000	(100,000)	-100.0%
Dividend and interest income	8,395	3,242	5,153	158.9%
Interest expense	(192)	-	(192)	0.0%
Total Other Income	98,113	98,983	(870)	-0.9%
NET (LOSS) INCOME	$(16,527)	$146,514	$(163,041)	-111.3%

Overview of Operating Results

The decrease in net income during the three-month period ended March 31, 2007 (the “2007 first quarter”) from the three-month period ended March 31, 2006 (the “2006 first quarter”) was primarily the result of a $133,907 net gain on the sale of a lode claim and lease income of $100,000, both realized during the 2006 first quarter. The Company received no lease income nor realized a gain on the sale of a lode claim during the fiscal 2007 first quarter. Partially offsetting these negative factors was a realized gain from the sale of investments of $89,910 during the fiscal 2007 first quarter compared with a realized loss of $(4,259) in the same period last year.

Operating Expenses

Operating expenses during the 2007 first quarter increased primarily as a result of a $133,907 realized net gain during fiscal 2006 first quarter from the sale the Drumheller Group of claims for $150,000 to an unrelated party. The gain of $133,907 was net of $16,093 in selling expenses. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. The Company did not sell any lode claims during the fiscal 2007 first quarter. See “Note 5: Note Receivable” to our consolidated financial statements for further details.

Also contributing to the increase in operating expenses during the 2007 first quarter were increased employee expenses of $33,343. Of this increase, $20,250 was related to recruiting the Company’s new Chief Executive Officer. Also contributing to the increase in operating expenses were incremental professional fees of $18,475 related to the Company’s reporting obligations with the Securities and

Exchange Commission (the “SEC”). Partially offsetting these increases was $20,800 in Directors’ fees incurred during the fiscal 2006 first quarter compared with none during the fiscal 2007 first quarter.

Other Income (Expenses)

During the 2007 first quarter other income (expense) was nearly unchanged. During the fiscal 2007 first quarter $100,000 received in connection with an option agreement received during the fiscal 2006 first quarter compared with none during the fiscal 2007 first quarter. See “Note 9: Option Agreements” to our consolidated financial statements for further details. This negative impact was partially offset by the realization of a gain of $89,910 on the sale of investments during the fiscal 2007 first quarter compared with a loss on the sale of investments of $(4,259) during the fiscal 2006 first quarter.

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

Shoshone’s management, with the participation of Shoshone’s principal executive officer and principal financial officer, has evaluated the effectiveness of Shoshone’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in Shoshone’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

March 19, 2008	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

March 19, 2008	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer