Form 10QSB/A
period 2007-06-30
SHOSHONE SILVER MINING CO INC
filed 2008-03-20
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT 1

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

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

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB/A
For the Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS	(restated)	(restated)

CURRENT ASSETS
Cash	$23,371	$193,639
Receivable from related party	10,624	10,624
Deposits and prepaids	2,405	12,649
Supplies inventory	3,446	3,988
Total Current Assets	39,846	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,782,502	1,683,088
Accumulated depreciation	(1,176,504)	(1,156,220)
Total Property Plant and Equipment	605,998	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	207,305	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	12,240	9,523
Investments	684,256	741,938
Total Other Assets	1,022,164	1,078,130

TOTAL ASSETS	$2,047,698	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,791	$26,856
Accounts payable, related parties	10,023	-
Accrued expenses	5,411	2,354
Total Current Liabilities	33,225	29,210

Note payable	6,575	8,913
Total Liabilities	39,800	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 20,000,000 shares authorized, $0.10 par value;
18,396,679 and 18,243,798 shares issued and outstanding, repectively	1,839,668	1,824,380
Additional paid-in capital	3,189,090	3,151,142
Treasury stock	(288,633)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	-	(18,844)
Accumulated deficit in exploration stage	(1,604,468)	(1,466,081)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	527,502	602,825
Total Stockholders' Equity	2,007,898	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,047,698	$2,205,588

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

					Period from
					January 1, 2000
					(beginning of
	Three Months Ended June 30,		Six Months Ended June 30,		exploration stage)
	2007	2006	2007	2006	to June 30, 2007
				(restated)	(restated)
REVENUES	$40	$-	$701	$-	$377,158

COST OF REVENUES	21	-	435	-	230,006

GROSS PROFIT	19	-	266	-	147,152

OPERATING EXPENSES
General and administrative	91,146	13,084	167,655	55,199	779,848
Professional fees	17,471	20,265	46,952	31,403	353,604
Consulting Fees	-	-	-	-	135,140
Depreciation	10,217	7,858	20,283	15,716	265,576
Mining and exploration expenses	77,666	28,233	90,314	53,498	1,445,522
Gain on sale of load claim	-	-	-	(133,907)	(133,907)
Total Operating Expenses	196,500	69,440	325,204	21,909	2,845,783

LOSS FROM OPERATIONS	(196,481)	(69,440)	(324,938)	(21,909)	(2,698,631)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	79,462	(31,612)	169,372	(35,871)	921,507
Loss on abondonement of asset	-	-	-	-	(20,000)
Gain on sale of asset	-	-	-	-	12,200
Lease income	-	12,000	-	112,000	441,530
Dividend and interest income	8,492	3,970	16,886	7,212	55,743
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(166)	-	(357)	-	(846)
Other Income	650		650		650
Total Other Income (Expenses)	88,438	(15,642)	186,551	83,341	1,094,163

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(108,043)	(85,082)	(138,387)	61,432	(1,604,468)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(108,043)	(85,082)	(138,387)	61,432	(1,604,468)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(86,148)	152,244	(75,324)	708,635	527,502

NET COMPREHENSIVE INCOME (LOSS)	$(194,191)	$67,162	$(213,711)	$770,067	$(1,076,966)

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,376,479	18,243,797	18,333,579	18,199,353

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Six Months Ended		(beginning of
	June 31,		exploration stage)
	2007	2006	to June 30, 2007
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(138,387)	$61,432	$(1,604,468)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	20,283	15,716	265,575
Common stock issued for services	1,920	-	191,287
Common stock issued for mining and exploration expenses	27,000	24,000	263,500
Treasury stock issued for services	-	18,400	20,320
Net gain on sale of lode claim	-	(133,907)	(133,907)
Net gain on sale of investments	(169,372)	35,871	(921,507)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	-	-	(10,624)
Increase in other current assets	-	-	(4,819)
Decrease (increase) in deposits and prepaids	5,244	5,159	(2,586)
Decrease in supplies inventory	542	-	9,286
Increase in accrued interest receivable	(2,717)	(6,847)	(12,240)
Decrease in accrued liabilities	3,057	-	1,427
(Decrease) increase in accounts payable	(2,685)	14,825	244,024
Increase in accounts payable, related parties	10,023	-	10,023
Net cash used in operating activities	(245,092)	34,649	(812,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,120)	(31,900)	(3,747,146)
Proceeds from sale of investments	182,850	21,410	4,260,333
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	13,907	13,907
Purchase of fixed assets	(94,413)	(9,000)	(133,727)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	1,001	-	129,402
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	58,318	(5,583)	373,283

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	694,585
Advances to related party	-	-	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	-	128,909
Payments received on notes receivable	-	-	636
Payments received on common stock subscriptions	18,844	-	20,225
Payment made on long-term note payable	(2,338)	-	(164,868)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	16,506	-	402,247

Net increase (decrease) in cash	(170,268)	29,066	(36,618)

Cash, beginning of period	193,639	32,054	59,989

Cash, end of period	$23,371	$61,120	$23,371

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$357	$-	$751
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit utilized to purchase fixed asset	$5,000	$-	$5,000
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$120,000	$120,000
Note issued in exchanged for vehicle	$-	$10,781	$10,781
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

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

a.

Consolidated Balance Sheets – The Company presented the “accumulated deficit in exploration stage” separately from the “accumulated deficit prior to exploration stage”. Prior to this correction, the sum of these two amounts was presented as one amount under the caption “accumulated deficit”. The December 31, 2006, Consolidated Balance Sheet had previously been restated. As a result the Company’s June 30, 2007 Consolidated Balance Sheet was adjusted as follows:

	June 30, 2007	Adjustments	June 30, 2007
	(as previously
	stated)		(as restated)
Accumulated deficit	$(3,271,950)	$3,271,950	$-
Accumulated deficit in exploration stage	$-	$(1,604,468)	$(1,604,468)
Accumulated deficit prior to exploration stage	$-	$(1,667,482)	$(1,667,482)
Total Stockholders' Equity	$2,007,898	$-	$2,007,898

b.

Consolidated Statements of Operations and Comprehensive Income – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to June 30, 2007” to present the operating information of the Company during its exploration stage.

c.

Consolidated Statements of Cash Flows – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to June 30, 2007” to present the cash flow information of the Company during its exploration stage.

2.

The Company reclassified the caption titled “Net gain on sale of lode claim” from “Other Income (Expenses)” to “Operating Expenses” on its Consolidated Statements of Operations and Comprehensive Income. This change was made to comply with paragraph 45 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets”. This standard requires that a gain recognized on the sale of a long-lived asset classified as held-for-sale be included in income from operations. This change did not impact the second quarter or the first six-months of 2007 nor did it impact the second quarter of 2006. As a result the Company’s Consolidated Statement of Operations and Comprehensive Income for the six-month period ended June 30, 2006 was adjusted as follows:

	Six-month		Six-month
	period ended		period ended
	June 30, 2006	Adjustments	June 30, 2006
	(as previously
	stated)		(as restated)
Total Operating Expenses	$155,816	$(133,907)	$21,909
Total Other Income (Expenses)	$217,248	$(133,907)	$83,341

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

Plan of Operation

As discussed in “Note 2: Going Concern” to our condensed consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of 3,150,090 through March 31, 2007. The Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until July 2007, as described herein. After July 2007, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during 2007. The Company estimates that the costs to refurbish the mill will be between $150,000 and $200,000. The Company anticipates that it will be required to raise additional capital to fund this undertaking after July 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

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

Comparison of the Three Months Ended June 30, 2007 and 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month period ended June 30, 2007 compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

		Three Months Ended June 30,
	2007	2006	$	change	% change

REVENUES	$40	$-		$40	0.0%
COST OF REVENUES	21	-		21	0.0%
GROSS PROFIT	19	-		19	0.0%
General and administrative	91,146	13,084		78,062	596.6%
Professional fees	17,471	20,265		(2,794)	-13.8%
Depreciation	10,217	7,858		2,359	30.0%
Mining and exploration expenses	77,666	28,233		49,433	175.1%
Total Operating Expenses	196,500	69,440		127,060	183.0%
LOSS FROM OPERATIONS	(196,481)	(69,440)		(127,041)	183.0%
Net gain (loss) on sale of securities	79,462	(31,612)		111,074	351.4%
Lease income	-	12,000		(12,000)	-100.0%
Other income	650	-		650	0.0%
Dividend and interest income	8,492	3,970		4,522	113.9%
Interest expense	(166)	-		(166)	0.0%
Total Other Income	88,438	(15,642)		104,080	665.4%
NET (LOSS) INCOME	$(108,043)	$(85,082)		$(22,961)	-27.0%

		Six Months Ended June 30,
	2007	2006	$	change	% change

REVENUES	$701	$-		$701	0.0%
COST OF REVENUES	435	-		435	0.0%
GROSS PROFIT	266	-		266	0.0%
General and administrative	167,655	55,199		112,456	203.7%
Professional fees	46,952	31,403		15,549	49.5%
Depreciation	20,283	15,716		4,567	29.1%
Mining and exploration expenses	90,314	53,498		36,816	68.8%
Gain on sale of load claim	-	(133,907)		133,907	-100.0%
Total Operating Expenses	325,204	21,909		303,295	1384.3%
LOSS FROM OPERATIONS	(324,938)	(21,909)		(303,029)	-1383.1%
Net gain (loss) on sale of securities	169,372	(35,871)		205,243	572.2%

Lease income	-	112,000	(112,000)	-100.0%
Other income	650	-	650	0.0%
Dividend and interest income	16,886	7,212	9,674	134.1%
Interest expense	(357)	-	(357)	0.0%
Total Other Income	186,551	83,341	103,210	123.8%
NET (LOSS) INCOME	$(138,387)	$61,432	$(199,819)	-325.3%

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

The decrease in net income during the six-month period ended June 30, 2007 (the “2007 six-month period”) from the six-month period ended June 30, 2006 (the “2006 six-month period”) was primarily the result of a $133,907 net gain on the sale of a lode claim and lease income of $112,000, both realized during the 2006 six-month period. The Company received no lease income nor realized a gain on the sale of a lode claim during the 2007 six-month period. Also contributing to the decrease in net income was increased payroll expenses and increased mining and exploration expenses associated with the Company’s current expansion plans. Partially offsetting these negative factors was a realized gain from the sale of investments of $169,372 during the 2007 six-month period compared with a realized loss of $(35,871) in the same period last year.

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

Operating expenses during the 2007 six-month period increased primarily as a result of a $133,907 realized net gain during 2006 six-month period from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. The Company did not sell any lode claims during the 2007 six-month period. See “Note 6: Note Receivable” to our consolidated financial statements for further details.

Also contributing to the increase in operating expenses during the 2007 six-month period were increased employee expenses of $74,925. Of this increase, $20,250 was related to recruiting the Company’s new CEO and a substantial portion of the remaining increase in employee expenses related to compensation for the new CEO. Also contributing to the increase in operating expenses were incremental professional fees of $15,249 related to the Company’s reporting obligations with the Securities and Exchange Commission (the “SEC”). Partially offsetting these increases was $20,800 in Directors’ fees incurred during the 2006 six-month period compared with $1,920 during the 2007 six-month period.

Other Income (Expenses)

The increase in other income during the 2007 second quarter was primarily the result of a realized gain of $79,462 on the sale of investments during the 2007 second quarter compared with a loss on the sale of investments of $(31,612) during the 2006 second quarter.

The increase in other income during the 2007 six month period was primarily the result of a realized gain of $169,372 on the sale of investments during the 2007 six-month period compared with a loss on the sale of investments of $(35,871) during the 2006 six-month period.

This increase was partially offset by the receipt of $112,000 received in connection with option agreements received during the 2006 six-month period compared with none during the 2007 six-month period. See “Note 12: Option Agreements” to our consolidated financial statements for further details.

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

Shoshone’s total stockholders’ equity was $2,007,898 at June 30, 2007, a decrease of $(159,567) from $2,167,465 at December 31, 2006. The decrease in total stockholders’ equity was primarily due to a net loss of $(138,387) incurred during the 2007 six-month period and a decrease of $(75,323) in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7: Investments” to our consolidated financial statements for further details.

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

Shoshone’s management, with the participation of Shoshone’s principal executive officer and principal financial officer, has evaluated the effectiveness of Shoshone’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in Shoshone’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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