Form 10QSB/A
period 2007-09-30
SHOSHONE SILVER MINING CO INC
filed 2008-03-20
CIK 1126703

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

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE:

On May 21, 2007, we filed an Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On September 26, 2007, December 13, 2007 and on January 15, 2008, we received comments from the SEC on our Original Report. We are filing this amendment to incorporate our responses to these comments that impacted this quarterly report. Disclosures in this Form 10-QSB/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Controls and Procedures – to conform to Item 307 and 308(c) of Regulation S-B;
2.	Financial Statements - to conform disclosure to paragraph 11 of Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”;
3.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the various adjustments to the financial statements.

SHOSHONE SILVER MINING COMPANY

FORM 10-QSB/A
For the Quarter Ended September 30, 2007

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS	(restated)	(restated)

CURRENT ASSETS
Cash	$58,554	$193,639
Receivable from related party	9,624	10,624
Deposits and prepaids	1,620	12,649
Supplies inventory	3,372	3,988
Total Current Assets	73,170	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,021,535	1,683,088
Accumulated depreciation	(1,187,190)	(1,156,220)
Total Property Plant and Equipment	834,345	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	168,000	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	16,573	9,523
Investments	351,836	741,938
Total Other Assets	654,772	1,078,130

TOTAL ASSETS	$1,941,977	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$44,078	$26,856
Accrued expenses	4,242	2,354
Notes payable - current portion	18,627	-
Total Current Liabilities	66,947	29,210

Notes payable - long-term portion	13,183	8,913
Total Liabilities	80,130	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
19,396,679 and 18,243,798 shares issued and outstanding, respectively	1,939,668	1,824,380
Additional paid-in capital	3,251,090	3,151,142
Treasury stock	(288,633)	(270,696)
Stock options	12,221	12,221
Subscriptions receivable	-	(18,844)
Accumulated deficit in exploration stage	(1,611,505)	(1,466,081)
Accumluated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	226,488	602,825
Total Stockholders' Equity	1,861,847	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,941,977	$2,205,588

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

					Period from
					January 1, 2000
	Three Months Ended September 30,		Nine Months Ended September 30,		(beginning of exploration stage)
	2007	2006	2007	2006	to September 30, 2007
				(restated)	(restated)
REVENUES	$60	$150	$761	$150	$377,218

COST OF REVENUES	32	-	466	-	230,038

GROSS PROFIT	28	150	295	150	147,180

OPERATING EXPENSES
General and administrative	102,874	33,338	270,529	90,936	882,722
Professional fees	42,761	25,306	89,713	56,710	396,365
Consulting Fees	-	-	-	-	135,140
Depreciation	10,687	7,858	30,970	23,574	276,262
Mining and exploration expenses	33,114	32,777	123,428	73,276	1,478,636
Gain on sale of load claim	-	-	-	(133,907)	(133,907)
Total Operating Expenses	189,436	99,279	514,640	110,589	3,035,218

LOSS FROM OPERATIONS	(189,408)	(99,129)	(514,345)	(110,439)	(2,888,038)

OTHER INCOME (EXPENSES)
Net gain (loss) on sale of securities	175,117	20,722	344,489	(15,149)	1,096,624
Loss on abondonement of asset	-	-	-	-	(20,000)
Gain on sale of asset	-	-	-	-	12,200
Lease income	-	299,980	-	411,980	441,530
Dividend and interest income	6,916	5,475	23,802	12,688	62,659
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(334)	(160)	(691)	(160)	(1,180)
Other Income	671		1,321		1,321
Total Other Income (Expenses)	182,370	326,017	368,921	409,359	1,276,533

INCOME (LOSS) INCOME BEFORE INCOME TAXES	(7,038)	226,888	(145,424)	298,920	(1,611,505)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(7,038)	226,888	(145,424)	298,920	(1,611,505)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(146,011)	362,159	(221,335)	988,162	381,491

NET COMPREHENSIVE INCOME (LOSS)	$(153,049)	$589,047	$(366,759)	$1,287,082	$(1,230,014)

NET INCOME (LOSS) PER COMMON SHARE, BASIC
AND DILUTED	$-	$0.01	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,660,415	18,243,797	18,443,157	18,214,385

See accompanying condensed notes to interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Nine Months Ended		(beginning of
	September 30,		exploration stage)
	2007	2006	to September 30, 2007
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(145,424)	$298,920	$(1,611,505)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	30,970	23,574	276,262
Common stock issued for services	1,919	-	191,286
Common stock issued for mining and exploration expenses	27,000	24,000	263,500
Treasury stock issued for services	-	22,720	20,320
Net gain on sale of lode claim	-	(133,907)	(133,907)
Net gain on sale of investments	(344,489)	15,149	(1,096,624)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	1,000	-	(9,624)
Decrease in other current assets	-	-	(4,819)
Decrease (increase) in deposits and prepaids	6,029	12,333	(1,801)
Decrease in supplies inventory	616	-	9,360
Increase in accrued interest receivable	(7,050)	(7,512)	(16,573)
Increase in accrued liabilities	1,888	-	258
Increase (decrease) in accounts payable	23,602	6,523	270,311
Net cash used in operating activities	(403,939)	261,800	(970,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,121)	(31,900)	(3,747,147)
Proceeds from sale of investments	389,375	43,613	4,466,858
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	13,907	13,907
Purchase of fixed assets	(305,947)	(12,401)	(345,261)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	52,307	13,219	367,272

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	162,000	-	856,585
Advances to related party	-	(168,000)	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	39,305	-	168,214
Payments received on notes receivable	1,001	637	1,637
Payments received on common stock subscriptions	18,844	-	20,225
Payment made on long-term note payable	(4,603)	(739)	(167,133)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	216,547	(168,102)	602,288

Net increase (decrease) in cash	(135,085)	106,917	(1,435)

Cash, beginning of period	193,639	-	59,989

Cash, end of period	$58,554	$106,917	$58,554

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$691	$160	$1,085
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued in exchange for fixed assets	$27,500	$-	$27,500
Deposit utilized to purchase fixed asset	$5,000	$-	$5,000
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$120,000	$120,000
Note issued in exchanged for vehicle	$-	$10,781	$10,781
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

See accompanying condensed notes to interim consolidated financial statements.

Shoshone Silver Mining Company
Notes to the Condensed Consolidated Interim Financial Statements

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (an Exploration Stage Company) ( “the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

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

a.

Consolidated Balance Sheets – The Company presented the “accumulated deficit in exploration stage” separately from the “accumulated deficit prior to exploration stage”. Prior to this correction, the sum of these two amounts was presented as one amount under the caption “accumulated deficit”. The December 31, 2006, Consolidated Balance Sheet had previously been restated. As a result the Company’s September 30, 2007 Consolidated Balance Sheet was adjusted as follows:

	Sept. 30, 2007	Adjustments	Sept. 30, 2007
	(as previously
	stated)		(as restated)
Accumulated deficit	$(3,278,987)	$3,278,987	$-
Accumulated deficit in exploration stage	$-	$(1,611,505)	$(1,611,505)
Accumulated deficit prior to exploration stage	$-	$(1,667,482)	$(1,667,482)
Total Stockholders' Equity	$1,861,847	$-	$1,861,847

b.

Consolidated Statements of Operations and Comprehensive Income – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to September 30, 2007” to present the operating information of the Company during its exploration stage.

c.

Consolidated Statements of Cash Flows – The Company added the column titled “Period from January 1, 2000 (beginning of exploration stage) to September 30, 2007” to present the cash flow information of the Company during its exploration stage.

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

During 2006 nine-month period the Company realized a gain of $133,907 from the sale the Drumheller Group of claims for $150,000 to an unrelated party. This group of claims consisted of six unpatented claims covering 110.82 acres. The cost of the property, $218,282, had been expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. See “Note 7: Note Receivable” to our consolidated financial statements for further details.

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

The decrease in other income during the 2007 nine month period was primarily the result of lease income of $411,980 realized during the 2006 nine-month period. The Company received no lease income during the 2007 nine-month period. See “Note 12: Option Agreements” to our consolidated financial statements for further details regarding the lease income of $411,980.

This negative impact was partially offset by a realized gain of $344,489 on the sale of investments during the 2007 nine-month period compared with a loss on the sale of investments of $(15,149) during the 2006 nine-month period.

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

Item 6 - Exhibits

(a) For Exhibit No.	Description of Document

3.1.6	Amended Articles of Incorporation

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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