Form 10-K
period 2007-12-31
SHOSHONE SILVER MINING CO INC
filed 2008-04-15
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-31184

SHOSHONE SILVER MINING COMPANY
(Name of registrant in its charter)

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
Common Stock, par value $0.10
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]   NO [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES [X]    NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]      Accelerated Filer [   ]      Non-accelerated Filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ]   NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on
June 30, 2007, the last business day of the registrant’s most recently completed second quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was approximately
$4,780,223.

There were 20,209,179 shares of the registrant’s $0.10 par value common stock outstanding on March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this
Form 10-K.

FORM 10-K
For the Fiscal Year Ended December 31, 2007

PART I

ITEM 1. BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," "the Company,” "we," and "our" refer to Shoshone Silver Mining Company.

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

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified and commenced prospecting efforts in several areas in Idaho, Montana, Arizona and Mexico. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income.

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho

Conjecture		380	6	13
Idaho Lakeview, Keep Cool & Weber		640	4	17
Auxer		40	-	2
Talache		40	-	2
Subtotal		1,100	10	34

Silver Valley	Shoshone County, Idaho

Shoshone		79	5	-
Bullion		173	7	-
North Osburn		300	-	15
Subtotal		552	12	15

North Idaho	Boundary County, Idaho

Montgomery		500	-	25
Regal		80	-	4
		580	-	29

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16
Arizona Gold	Arizona
Western Gold	Mohave County	240	-	13
Gold Road	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32
California Creek Uranium	Elko County, Nevada	860	-	43

Mexico Properties	Mexico
Bilbao	State of Zacatecas	3,284	N/A	N/A
Other Mexican Properties	State of Sonora	N/A	N/A	N/A
Subtotal		3,284

Idaho Lakeview District Holdings

The Company has a group of patented and unpatented properties commonly referred to as the Idaho Lakeview District Properties located around an area of Bonner County near the Shoshone milling facility. This group includes the Conjecture, Idaho Lakeview, Weber, Keep Cool, Auxer and Talache properties.

Conjecture (formerly known as Confed Claims Lease)

The Company has leased from Chester Mining a group of patented and unpatented properties commonly referred to as the Conjecture Group that surround the Conjecture Mine located in Bonner County, Idaho near the Shoshone milling facility. The 25 year lease, with a 25 year extension option, was obtained on March 25, 2004, for consideration of 1,000,000 shares of Shoshone stock. The lease stipulates payment of net smelter returns, the amount of which depends upon the price of silver, or an advance royalty of $250 per month. Details may be found in the exhibit 10.2 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on August 3, 2006. An additional seven unpatented lode mining claims were staked by the Company in 2007.

Location and Access:

The claims are in Section 15 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District. Commercial electrical power is available on the property. Water supply is unknown. A map showing the Conjecture Mine Claims may be found in

Exhibit 99.1 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Conjecture Group consists of 6 patented and 13 unpatented lode claims totaling 380 acres. The bulk of the holding (240 acres including all patented lode claims) were obtained under a lease with Chester Mining Company. Rights to the property are maintained by making payments as stipulated in the lease. In 2007, the Company added an additional seven unpatented lode claims totaling 140 acres to the Conjecture Group.

Improvements to the property include the Conjecture Mine’s hoist house, a concrete structure that has not been updated by Shoshone. Both the primary shaft and secondary shaft, usable as a secondary escape way, are open as far as may be seen from the surface. The status of underground workings is not known.

During 2007, reclamation work conducted under the direction of the EPA led to the destruction of the hoist house, and the filling of both the primary and secondary shafts. The Company is currently assessing the economic damage arising from the loss of improvements to the property. The Company believes that, as a lessee of the property, it will not be liable for any possible future costs associated with the reclamation work.

In order to retain title to the unpatented claims added to the Conjecture Group in 2007, the company must pay annual Bureau of Land Management Maintenance Fees totaling $875 ($125 per claim, for the 7 unpatented claims).

Geology:

The Conjecture Group lies within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft. The Conjecture Mine is hosted by the Calcareous member of the PreCambrian – Lower Wallace Formation. Exploration work during the mid–to–late 1950’s revealed that rocks of the St. Regis Formation were also found. Lead-zinc-silver mineralization occurs, in shoots, along the Conjecture Shear Zone, the main structural feature in the mine. It is a zone of variable width trending approximately N30°E and dips about 65°NW. Mineralization consists of galena, tetrahedrite, rhodochrosite, pyrite, arsenopyrite and quartz that fill fractures in the brecciated, host rocks. The North-South trending Spider Fault offsets the Conjecture Shear Zone and Lamprophyre dikes were seen during exploration of the lowest level.

The property currently is without known reserves and the proposed program, as described below, is exploratory in nature.

Exploration History:

In the late 1950’s and early 1960’s, Federal Resources, a previous owner, extended the Conjecture Mine’s incline shaft to the 700-foot level, added a 200 foot vertical shaft, and developed the 700, 1000, 1600 and 2000-foot levels along 2500 feet of strike, totaling over 13,000 feet of workings. The Sunshine Mining Company unitized the Lakeview District during the 1970’s and conducted further exploratory drilling and development work within the Conjecture Mine and associated Confed property currently under Shoshone’s control.

Exploration Plans:

The company intends to conduct geophysics followed by exploration drilling from the surface in 2008.

Impairment:

The acquisition costs of the property of $350,000 were included in exploration expenses in a prior year.

Idaho Lakeview, Keep Cool and Weber

The Idaho Lakeview, Weber and Keep Cool groups are located contiguously around an area of Bonner County near Shoshone’s Idaho Lakeview Mill.

Location and Access:

The claims are in Sections 15, 22, 26, 27, 28, 29, 32, 33, 34, and 35 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District. Commercial electricity is available on the property. Water is supplied via wells and through water rights to a nearby creek. A map of the Idaho Lakeview, Keep Cool and Weber properties is contained in Exhibit 99.1 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Idaho Lakeview and Keep Cool Groups comprise four patented and 17 unpatented lode mining claims. The Weber Group is comprised of six patented and seven unpatented lode mining claims.

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

In order to retain title to the Idaho Lakeview, Weber and Keep Cool, the company must pay annually assessed property taxes to Bonner County, Idaho on the 4 patented claims within the group and annual Bureau of Land Management Maintenance Fees totaling $2,125 ($125 per claim, for the 17 unpatented claims).

Geology:

These properties lie within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft.

The property currently is without known reserves.

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

In 1962, Sunshine Mining Company became interested in the district, and signed an agreement with Idaho Lakeview Mines, the successor to Hewer Mining Company, and acquired a 50% interest in the Keep Cool and Idaho Lakeview mines. The combined properties became the Lakeview Consolidated Silver Mines, Inc.

Sunshine, in order to maintain its interest, conducted assessment work on the properties, including surface excavations, drill holes and underground work.

In 1978, a bulldozer trenching discovered another surface zone of mineralization 2,000 ft northeast of the Weber Pit. It exposed a vein 10-12 ft wide and 135 ft long. This vein was mined during the early 1980’s.

In 1987, Shoshone rehabilitated the Keep Cool Mine, and drove 200 ft of new workings towards a vein drilled by Sunshine Mining Company in 1970.

A limited amount of material was removed from the Weber Pit in the late 1970’s, early 1980’s. Exact quantities are unknown.

2007 Development Activities:

The Company completed Phase One renovation activities at the Lakeview Mill. Repairs and updates to the existing equipment and electrical infrastructure were finished. A new water management system, complete with a newly excavated and lined tailings pond capable of supporting mill expansion up to a 1000 ton per day maximum was installed. The mill was put into operation in the Fall of 2007 processing previously mined and stockpiled mineralized material. Concentrates from milling activities are being stored at the mill facility.

Exploration and Development Plans:

Shoshone is planning renewed exploration for the Idaho Lakeview, Keep Cool and Weber properties in 2008:

  Remote sensing will be conducted on the properties;
  Geophysics may be performed over the properties;
  Trenching and sampling will be conducted on a portion of the Weber Shear between the Weber and Keep Cool Mines; and
  Exploration drilling from the surface will be conducted over a portion of the properties.

Costs projections are currently being refined but initial estimates are projected at $1,000,000.

Production Plans:

The Company intends to continue milling previously mined and stockpiled mineralized materials in 2008 when snow no longer makes the roads impassable. Additionally, Shoshone plans to engage in limited surface mining in the Weber shear as it extends from the Weber to the Keep Cool on its patented ground provided initial drilling substantiates the continued mineralization of the shear at or near the surface. Mineralized material that may be obtained from this mining activity will be processed at the Lakeview Mill. The company anticipates stockpiling concentrates from milling at its facilities until a sufficient quantity of concentrates are held to make shipping and smelting economically advantageous. Planned production activities will continue while roads are passable by heavy equipment.

Impairment:

During 2006, the Company paid fees to make improvements to the land to be more accessible as well as usable. The total amount of $68,472 was capitalized.

The Company believes that, when compared to the market value of the property, the deferred costs of $334,690 have not suffered impairment. Accordingly, at December 31, 2007, the Company did not consider a write-down to the carrying cost necessary.

Auxer Group

The Auxer Mine is a formerly producing precious metal mine located in Bonner County, Idaho.

Location and Access:

The Auxer Mine property is located in Bonner County, Idaho, about 3.5 miles northeast of East Hope, Idaho and about 10 miles north of Clark Fork, Idaho within Sections 20, 29, Township 57 North, Range 02 East.

The property can be accessed by logging roads leading north from Clark Fork, Idaho along Lightning Creek for 11 miles; then by four miles of logging roads and mine access road to the headwaters of Wellington Creek. The property can also be accessed by five miles of gravel roads leading north from East Hope, Idaho along Strong Creek. The current electrical and water supply to the land are unknown. A map showing the Auxer Property may be found in Exhibit 99.3 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

The property is currently without known reserves and the proposed program, as defined below, is exploratory in nature.

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

In September 2003, the Company acquired the property from Ashington Mining Company for $7,500.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at December 31, 2007, the Company did not consider a write-down to the carrying cost necessary.

Talache Group (formerly known as the Lucky Joe)

Location and Access:

The Talache silver-gold property is located in Bonner County, in Sections 1 and 6, Township 55 North, Range 1 West. These holdings are located approximately 1 mile northwest of Talache Landing, and 12 miles southeast of Sandpoint, via U.S. Highway 95 and Mirror Lake Road. The current status of electric and water supply to the property are unknown. A map showing the Talache Group may be found in Exhibit 99.4 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

The rocks exposed in the vicinity of the property consist of argillites, silites, and quartizes of the Precambrian Belt Super-group. In the vicinity of the Talache Group property, the rocks display an overall tendency to become less calcareous and more clastic with depth. The property is situated on the west limb of a syncline whose axis strikes nearly due north. Two prominent fracture directions are observed within the property boundaries. These include a set that strikes nearly north-south and dips from 80 degrees west to 45 degrees east and a set which strikes approximately east-west and dips from 45 degrees south to 45 degrees north. Most of the prominent mineralization in the area follows north-striking fractures.

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

In 1964, the Silver Butte Mining Co. was formed to explore the Talache area, and approximately 2,300 feet of drifting and cross-cutting and 2,400 feet of diamond drilling were carried out approximately 1 mile to the north of the current Talache Group Claims.

In 1969, Silver Butte and Imperial Silver leased the property to Cominco American, Inc. Cominco held the properties through 1971 and completed approximately 5,000 feet of diamond drilling. Subsequently all claims were dropped.

In 1999, two claims covering 40 acres were staked for Ashington Mining Corporation.

In 2003, the Company acquired the property from Ashington for $22,500.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

The following are recommended actions for the Talache Property:

  Rehabilitate the Talache 400 level portal;
  Conduct systematic channel sampling of vein exposures on the Talache 400 level;
  Underground geological mapping of the Talache 400 level;
  Surface geological mapping to identify surface expression of faults and veins;
  Surface sampling of vein and fault exposures to extend laterally the mineralization; and
  Locate potential reverse circulation and diamond drill hole locations for surface drilling.

No timetable for exploration has been set and costs for the recommended exploration have not been determined.

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at December 31, 2007, the Company did not consider a write-down to the carrying cost necessary.

Silver Valley Holdings

Shoshone has three holdings in Idaho’s Silver Valley: the Shoshone, Bullion and North Osburn Groups.

Shoshone Group

The Company has a group of patented lode claims commonly referred to as the Shoshone Group located contiguously around an area within the St. Joe Mining District in Shoshone County, Idaho.

Location and Access:

The claims are in Sections 13, 14, and 15 of Township 47 North, Range 5 East. From the city of Coeur d'Alene, Idaho, travel approximately 45 miles East on Interstate 90, to Exit # 63. Turn south onto Willow Creek Road. Travel south of Willow Creek Road for 1 mile. Several secondary roads access this property. Commercial power is available on Willow Creek Road. The current status of the water supply is unknown. A map showing the Shoshone Group may be found in Exhibit 99.2 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 79.4 acres in the St. Joe Mining District. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2007, the Company paid $93 in property taxes on this property. The Company has not made improvements to the property.

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

Anaconda drilled four exploratory holes near the property boundary shared with Stevens Peak Mining, in an effort to locate a site for deeper drilling. One of the holes was sufficiently encouraging to justify its continuation and was planned to extend to depths reaching 6,000 feet, targeting the Champion Vein, deep in the Revett formation. However, the planned hole was collared at just over 3,000 feet and although core samples confirmed earlier projections about geology and structure at depth, the program was never completed.

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

Location and Access:

The claims are in Sections 20 and 21 of Township 47 North, Range 6 East. From the city of Coeur d'Alene, Idaho, travel approximately 50 miles east on Interstate 90, to Exit # 1 (TAFT Exit). Turn onto USFS Road 507, following it for 7 miles. The Bullion Group is accessed by newly cut logging roads from USFS Road 507. Current electrical and water supplies are unknown. A map showing the Bullion Group may be found in Exhibit 99.2 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 172.5 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2007, the Company paid $56 in property taxes on this property. The Company has not made improvements to the property.

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

The Bullion Group covers the Bullion Mine workings located on the Champion Vein.

Exploration History:

The Bullion Group is located in the St. Joe Mining District of eastern Shoshone County, along the Montana Border. The two unpatented Bullion Group claims totaling 40 acres have been leased to Sterling Mining Company. Lease terms stipulate a 4 year exploration program commencing within five years of the lease date. Shoshone will receive 10% net profit from any mined minerals. This lease agreement may be found in Exhibit 10.4 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 4, 2006.

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

North Osburn Group

The Company has a group of unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.

Location and Access:

The claims are in Sections 28, 48, 30, 31, 32 and 36 of Township 49 North, Range 3 and 4 East. From the city of Coeur d'Alene, Idaho, travel approximately 40 miles east on Interstate 90, to Exit # 54 (Big Creek Exit). Turn north from I-90, then turn west on the access road and travel half a mile. Turn north on Forest Road 1599 then travel northeast for 3 miles. The road ends at the north end of the North Osburn Group. A map showing the North Osburn Group may be found in Exhibit 99.13.

Land Status:

The North Osburn Group consists of 15 unpatented lode claims totaling approximately 300 acres. Title to the property is maintained by annual payment of BLM fees in the amount of $1,875. The Company has not made improvements to the property. The current electrical and water supply to the property is unknown.

Geology:

The claims are located on rocks of the Belt metasediments, which includes the Revett, Burke and Prichard Formations. The Revett Formation consists of vitreous pure quartzite beds ranging from one to six feet in thickness. Fine dark laminae are common in some of the quartzite beds. The Burke Formation consists of interbedded impure to pure quartzite, siliceous argillite and minor amounts of argillite. The most prevalent variety is a greenish-grey quartzite that is generally formed in beds less than six inches thick. The Prichard Formation consists of a succession of medium to dark-gray quartzose argillite that grade into similar appearing impure quartzite. Pyrite is found concentrated within the darker laminae or along bedding planes or argillitic rocks and irregular grains about one millimeter in size.

Exploration History:

Although the property is located in the heart of the Silver Valley, this area has seen only modest exploration. The Burke-Prichard Transition Zone is a favorable host for silver-bearing base metal ores elsewhere in the district, and should be thoroughly tested in the North Osburn area.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

There are no current plans to conduct exploration on the Shoshone’s North Osburn Group.

Impairment:

 The cost to acquire this property of $1,875 was expensed during 2007.

North Idaho Holdings

The Company has two holdings in Boundary County, Idaho: the Regal and Montgomery Mines.

Regal Mine

The Regal Mine is a formerly producing base and precious metal mine located in the Moyie-Yaak Mining District, Boundary County, Idaho.

Location and Access:

The Regal Mine property is located 10 miles north of Bonners Ferry, Idaho, and 0.5 miles northeast of Camp Nine on Meadow Creek, Section 31, 64N, R2E, Boise Meridian.

The property can be accessed by traveling 7.5 miles north on Highway 95 from Bonners Ferry, then taking USFS Road 397 six miles to an access road that leads to the mine. The property is accessible year round. The current electrical and water supply to the property is unknown. A map showing the Regal Mine may be found in Exhibit 99.5 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

Impairment:

The Company believes that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at December 31, 2007, the Company did not consider a write-down to the carrying cost necessary.

Montgomery Mine Group

The company controls unpatented claims that cover and surround the Montgomery Mine near Copeland in Boundary County, Idaho.

Location and Access:

The claims are in Section 30, Township 65 North, Range 1 East. A geographic reference point for the claims is 48°57’ 19” North and 116° 23’ 02” West.

The property is reached via 2 miles of access road from County Road 49 3.7 miles north on State Highway 1 from the intersection of State Highway 1 and U.S. Highway 95, approximately 12 miles north of Bonners Ferry, Idaho. The Montgomery Mine is accessible year round. A map showing the Montgomery Mine may be found in Exhibit 99.7 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1800’ of relief in the claim group. No additional claims are staked in the area. The claims are maintained by annual payment of BLM Maintenance Fees of $3,125. The Company has not made improvements to the property. Commercial power is available on County Road 49. Water access is unknown.

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

Impairment:

The deferred costs of $43,557 were included in exploration expenses in a prior year.

Montana Holdings

Shoshone has two property groups in Montana: the Stillwater Extension Claims and the Princeton Gulch Group.

Stillwater Extension Claims

The Stillwater Extension property consists of 10 unpatented lode claims covering 200 acres of the Stillwater Complex of south central Montana. The Stillwater Complex is a mafic-ultramafic layered intrusive that includes the 28-mile long J-M Reef, which hosts Platinum Group Metals (PGM).

Location and Access:

The Stillwater Extension claims are located approximately five miles southeast of the Stillwater Mine and cover a projected eastern extension of J-M Reef. The claims are located in Sections 2, 3, 11, T6S, R16E. A map showing the Stillwater Extension Claims may be found in Exhibit 99.6 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

Exploration History:

The Johns Manville Corporation discovered palladium and platinum along the J-M Reef of the Stillwater Complex in the early 1970’s. In 1979, a Manville subsidiary partnered with Chevron to develop the property. Underground operations at the Stillwater Mine commenced in 1986.

Exploration Plans:

The Company plans an evaluation program including geologic mapping, rock chip and soil geochemical surveys, and interpretation of public domain geophysical data. The program will be conducted to determine the suitability of a joint venture partner. No timetable for exploration has been set and costs for the recommended evaluation program have not been determined.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in a prior year.

Princeton Gulch Group

The Company controls unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana.

Location and Access:

The Princeton Gulch claims are located in Sections 20 & 21 of Township 8 North, Range 12 West, 7 miles northeast of the town of Maxville, Montana. Access is provided by county roads east of State Highway 10A at Maxville, Montana. Turn east on the Maxville/Princeton Road at Maxville for 4.5 miles. Turn northeast on County Road 1500 for 2.5 miles. The claim group occupies the mountain valley running to the east from this point. A map showing the Princeton Gulch Group may be found in Exhibit 99.10 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres. The claims are maintained by annual payment of BLM Maintenance Fees of $750. The company has not improved the property. Electrical status is unknown. Water is available via streams running through the property. Three holding/settling ponds, approved by the State of Montana as harmless to Bull Trout found in the area, have been constructed.

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

Impairment:

The deferred purchase cost of $20,000 was included in the exploration expenses for the year ending December 31, 2006.

Arizona Gold Holdings

The Company holds two claim groups in the Oatman Mining District: the Western Gold and Gold Road Claims along with the Cerro Colorado Group in Pima County, AZ.

Western Gold (formerly Arizona Goldfield) Claims

The Western Gold property consists of thirteen unpatented lode claims covering 240 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Western Gold claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine. A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series. In 2003, the Company acquired the Western Gold Claims for $15,000. The claims are maintained by annual payment of BLM Maintenance Fees of $500. The Company has made no improvements to the property. Power and water sources are unknown.

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

Location and Access:

The Gold Road claims are divided into two groups. The KO group of 7 claims is located in S14 T19N R20W approximately 3000 ft southwest of the Western Gold claims, approximately 0.9 miles west of the Gold Road Mine and 0.8 miles north of the United Western Mine. The TS group of 9 claims is located in S12 T19N R20W approximately 6000 ft east of the Arizona Gold field claims and 5000 feet east northeast of the KO group of claims. County Hwy 10 travels through the TS group. A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

In 2003, Shoshone Silver Mining Company acquired the Arizona Claims for $1,500. The claims are maintained by annual payment of BLM Maintenance Fees of $2,000. The company has not improved the property. Power and water sources are unknown.

Geology:

The KO group follows the easterly trend of the Mallory Fault line and covers the down dip extension of the Kokomo vein. The TS group follows the southeasterly extension of the Gold Ore Vein.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

The Company anticipates developing exploration plans in fiscal 2008.

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

The claims are in Section 22, Township 20S, Range 10E. A geographic reference point for the claims is 31°39'32"North, 111°16'19"West. A map of the property may be found in Exhibit 99.11 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

Exploration History:

This mining district is one of the oldest producing areas in Arizona with scattered small, and relatively shallow, mines and prospects active intermittently from at least the 1770's to about 1950. Total estimated and recorded production has been some 4,500 tons of ore containing approximately 376,000 ounces silver, 460 ounces gold and small amounts of copper and lead.

Exploration Plans:

These claims and the area around them will be geologically mapped. This mapping will emphasize vein intensity, rock type, and alteration. In addition to the mapping, limited ground magnetic surveys should be run to help identify any geophysical anomalies. The results of this initial work will guide follow up geophysics and/or drilling.

No timetable for exploration has been set and costs of the recommended exploration have not been determined.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in a prior year.

California Creek Uranium

The company controls unpatented claims that cover and surround the California Creek uranium deposit 90 miles north of Elko, Nevada.

Location and Access:

The claims are in Sections 34 & 35, Township 46 North, Range 54 East. A geographic reference point for the claims is 41°49’ 57” North and 115° 51’ 28” West.

The California Creek Group is located 90.5 miles north of Elko, Nevada. Access is 82.5 miles north on State Route 225 to Patsville. Turn right on Forest Service Road (FR)-016 1.5 miles north of Patsville. Turn left on FR-015 at 5 miles. The property is 1.5 miles north on FR-015. A map showing the California Creek property may be found in Exhibit 99.9 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The California Creek Group consists of 43 unpatented lode claims covering 860 acres of Forest Service land. The claims are located on the Flood plain of California Creek with approximately 100’ of relief in the claim group. The claims are maintained by annual payment of BLM Maintenance Fees of $6,000. The Company has not improved the property. Water is available on the property via a large pond. Power source is unknown.

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

Exploration History:

There has been small scale historic production from a small pit on the property. Limited drilling occurred in the 1980’s and scintillometer geophysics was conducted in 2006 by a lessee. Several anomalies were detected.

Exploration Plans:

Additional claims should be staked to thoroughly cover all the anomalies identified by geophysics. A limited drill program will be proposed to test the anomalies. No timetable for exploration has been set and costs of the recommended exploration have not been determined.

Impairment:

The deferred costs of $2,970 were included in exploration expenses in a prior year.

Mexico Properties

Bilbao

The Company owns a group of properties commonly referred to as Bilbao located in Mexico through its subsidiary Shoshone Mexico, S.A. de C.V.

Location and Access:

The Bilbao property is in the Panfilo Natera Mining District in southeastern Zacatecas State, Mexico. The property is accessed by 35 miles of paved and improved roads southeast of the city of Zacatecas. A map of the property may be found in Exhibit 99.12 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

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

Exploration History:

In 2006, the company entered into a Joint Venture and Option Agreement with Minco, PLC whereby exploration of the Bilbao would be conducted by Minco on the property. In 2006, following approximately 1,000 meters of drilling, an initial resource analysis was completed by Minco and in 2007 a pre-feasibility study was completed. The deposit remains open to the south and the west.

Exploration Plans:

During 2008, Shoshone expects its joint venture partner will engage in infill drilling to better define the previously identified mineralization at Bilbao. Following infill drilling, Shoshone expects its partner will commission a bankable feasibility study on the property.

Impairment:

The deferred costs of $80,000 were included in exploration expenses in a prior year.

Other Mexican Exploration Properties

Shoshone has an interest in several other Mexican exploration projects which the Company does not currently consider to be material.

La Vibora

La Vibora is a gold-silver prospect in which Shoshone acquired a 25% interest in the property in the year 2000. No exploration has been conducted on the property since the Company’s acquisition. The property is located seven miles west of Mexican Highway 17, approximately 22 miles south of the city of Esquida. The Company has made no improvements to the property. Power and water status is unknown.

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

Exploration History:

Distal from the La Vibora property is the La Morena Placer. This property has had limited auger and assaying returning average grades of 0.03 oz/t gold. No resource estimate has been completed and the property is currently without known reserves.

Exploration Plans:

The Company currently has no exploration plans for La Morena Placer.

Mexican Silica Properties

During 1999, Shoshone acquired varying degrees of interest in four silica properties in Mexico:

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

Impairment:

During 2002, the Company elected to write-down the carrying costs of $413,000 to $0. Also, $130,500 was expensed in prior years as an exploration expense. No additional exploration has been conducted.

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

The first phase is intended to determine whether a prospect warrants further exploration and involves:

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

EMPLOYEES

The Company currently has 6 employees, 3 of whom are both officers and directors and one of which is a director.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s interests in its exploration properties are described in Item 1.

The Company’s executive offices are located at 403 Seventh Street, Wallace, Idaho, 83873, and its telephone number is (208) 752-1070. The Company leases its office space under a year-to-year lease for monthly rent payments of $550.00.

ITEM 3. LEGAL PROCEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company’s directors and executive officers.

NAME	AGE	POSITION
Lex Smith	55	President and Director
Carol Stephan	66	Secretary and Director
Melanie Farrand	52	Treasurer and Director
Sharon Jacobs	50	Director

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

Carol Stephan has over 30 years of experience in the mining and timber industries. Additionally, she is currently serving as a Director of Sterling Mining Company, an Officer of Merger Mines Corporation, a Director and Secretary of Shoshone Silver Mining Company and as a Director and Officer of Silver Crest Mines. Her extensive experience in the administration and management of mining companies has been gleaned from the many years she has worked with and managed mining and timber companies in the western United States. In addition, Ms. Stephan currently owns and operates several successful businesses in Idaho.

Melanie Farrand has been working in the mining industry for the past six years as an administrative secretary and bookkeeper. She also serves on the Board of Directors of several mining companies. Previously she was the office manager for a Land Surveying company for ten years, responsible for payroll, bookkeeping and research. Ms. Farrand is currently serving as a Director and Officer of Shoshone Silver Mining Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSER PURCHASES OF EQUITY SECURITIES

The Company’s shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.OB. Summary trading by quarter for fiscal 2007 and 2006 are as follows:

Fiscal Quarter	High (1)	Low (1)

2007
Fourth Quarter	$0.43	$0.21
Third Quarter	$0.31	$0.21
Second Quarter	$0.35	$0.24
First Quarter	$0.40	$0.23

2006
Fourth Quarter	$0.29	$0.17
Third Quarter	$0.33	$0.16
Second Quarter	$0.40	$0.16
First Quarter	$0.39	$0.15

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 31, 2007, the Company had approximately 1,568 holders of record of our common stock.

The Company has not paid any dividends since our inception and do not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

The Company has no equity compensation plan or plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation
As discussed in “Note 2: Going Concern” to our consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,406,417 through December 31, 2007. The Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until June 2008, as described herein. After June 2008, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to complete the refurbishment of the mill at its Lakeview property and also plans to conduct geologic assessments of this property during 2008. The Company expended $402,216 during 2007 for the refurbishment of the mill at its Lakeview property. During 2008 the Company estimates that the costs to complete the refurbishment of the mill will be between $25,000 and $50,000. The Company anticipates that it will be required to raise additional capital to fund this undertaking. The Company began milling of previously stockpiled material in the fall of 2007 and plans to continue this into 2008. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

Comparison of the Twelve Months Ended December 31, 2007 and December 31, 2006:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2007 compared with the year ended December 31, 2006. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2007	2006	$Change	% Change

REVENUES	$941	$150	$791	527.3%
COST OF REVENUES	562	108	454	420.4%
GROSS PROFIT	379	42	337	802.4%
General and administrative	368,230	133,730	234,500	175.4%
Professional fees	144,488	114,516	29,972	26.2%
Consulting fees	-	135,140	(135,140)	-100.0%
Depreciation	43,612	36,243	7,369	20.3%
Mining and exploration expenses	136,695	88,016	48,679	55.3%
Net gain on sale of load claim	-	(133,907)	133,907	-100.0%
Total Operating Expenses	693,025	373,738	319,287	85.4%
LOSS FROM OPERATIONS	(692,646)	(373,696)	(318,950)	85.4%
Lease income	2,514	411,980	(409,466)	-99.4%
Net gain on sale of securities	385,913	310,412	75,501	24.3%
Dividend and interest income	29,807	18,815	10,992	58.4%
Interest expense	(1,170)	(376)	(794)	211.2%
Other income	2,728	-	2,728	0.0%
Total Other Income	419,792	740,831	(321,039)	-43.3%
NET (LOSS) INCOME	$(272,854)	$367,135	$(639,989)	-174.3%

Overview of Operating Results

The decrease in net income during 2007 from 2006 was primarily the result of lease income of $411,980 and a $133,907 gain on the sale of a lode claim realized during 2006 compared with lease income of $2,514 and no gain on the sale of lode claim realized during 2007. These impacts were partially offset by an increase of $75,501 in net gain on the sale of securities. Also, during 2006, the Company incurred consulting expenses of $135,140 in connection with an agreement under which the Company exchanged for consulting services 233,000 shares of stock held as available for sale investments. The Company incurred no comparable expense during 2007.

Operating Expenses

Operating expenses during 2007 increased primarily as a result of increased employee expenses of $140,531. Of this amount, $20,250 was related to recruiting the Company’s new CEO and a substantial portion of the remaining increase in employee expenses related to compensation for the new CEO. The CEO was hired in the first quarter of 2007. Effective October 31, 2007, the Company and its CEO mutually agreed to sever their relationship. Also contributing to the increase in operating expenses during 2007 was a net gain on the sale of a lode claim of $133,907 that was realized during 2006. The Company did not realize a gain on the sale of a lode claim during 2007.

Partially offsetting the increase in operating expenses during 2007 were consulting expenses an increase of $135,140 that were incurred during 2006. This was related to an agreement under which the Company exchanged for consulting services 233,000 shares of stock held as available for sale investments. The Company incurred no comparable expense during 2007.

Other Income (Expenses)

The decrease in other income during 2007 was primarily the result lease income of $411,980 realized during 2006. The Company received no lease income during 2007. Partially offsetting this negative factor was an increase of $75,501 in realized gain from the sale of investments during 2007 compared with the same period last year.

Overview of Financial Position

At December 31, 2007, Shoshone had cash of $14,032 and total liabilities of $115,306. During 2007, the Company received proceeds of $481,285 from the sale of investments and net proceeds of $252,000 from issuance of 1,450,000 shares of common stock to three investors. These proceeds were primarily utilized to substantially complete the refurbishment of the Company’s Lakeview mining property.

Investments

Shoshone’s investment portfolio at December 31, 2007 was $258,204, a decrease of $483,734 from the December 31, 2006 balance of $741,938. This decrease was primarily a result of decreased per share values and, to a lesser extent, a decrease in the number of shares held by the Company. See “Note 10: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At December 31, 2007, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2006.

Accounts Payable and Accrued Expenses

The Company’s accounts payable were $54,106 at December 31, 2007, which included $37,874 in legal expenses and $9,597 in expenditures associated with the Company’s Lakeview mining property. The Company’s accounts payable were $26,856 at December 31, 2006, which included $14,315 in legal expenses, primarily related to the Company’s Mexican mining concessions and also included $6,800 in Directors’ fees that were paid in treasury stock.

Notes Payable

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $5,366 at December 31, 3007 and is payable within twelve months.

During the fiscal 2007 third quarter, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $26,445 at September 30, 2007. Of this amount, $13,261 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $15,626 at December 31, 2007 and is payable within twelve months. See “Note 4: Deposits and Prepaid Expenses” to our consolidated financial statements for further details.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $15,377 at December 31, 2007. Of this amount $4,086 is payable within twelve months.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $1,781,271 at December 31, 2007, a decrease of $386,194 from $2,167,465 at December 31, 2006. The decrease in total stockholders’ equity was primarily due to a decrease of $419,483 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 10: Investments” to our consolidated financial statements for further details. Also, contributing to the decrease in total stockholders’ equity was a net loss of $272,854 incurred during 2007.

Partially offsetting these negative impacts was the issuance of 1,450,000 shares of common stock to three investors for a total of $260,000 in cash. The Company incurred $18,000 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

Liquidity and Capital Resources

Operating Activities

During 2007, the Company’s operating activities used $542,520 and contributed $171,405 during 2006. This decrease was primarily the result of a net loss of $272,854 during 2007 which was primarily related to the Company’s increased expenditures associated with its current expansion plans. The Company’s operating activities for 2006 included net income of $367,135.

Partially offsetting this negative impact was the inclusion in the 2006 operating activities of a $133,907 net gain on the sale of a lode claim. The Company did not realize a gain on the sale of a lode claim during 2007.

Investing Activities

During 2007, the Company’s investing activities contributed $27,914 compared with $326,061 during the same period last year. This decrease was primarily the result of the purchase of fixed assets totaling $422,250. The increase in fixed assets was related to the Company’s refurbishment of its Lakeview Mill facility.

Financing Activities

During 2007, the Company’s financing activities contributed $334,999 and used $335,881 during 2006. This improvement is primarily due to advances of $438,000 to related parties in 2006. No advances were made in 2007. Also contributing to the improvement were net proceeds of $252,000 from the issuance of 1,450,000 shares of common stock to three investors.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Shoshone Silver Mining Company
Coeur d’Alene, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Shoshone Silver Mining Company as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2000 (inception of exploration stage) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company as of December 31, 2007 and 2006, and the results of its operations, stockholders equity and its cash flows for the years then ended, and for the period from January 1, 2000 (inception of exploration stage) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 11, 2008

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,032	$193,639
Receivable from related party	9,624	10,624
Deposits and prepaids	19,886	12,649
Supplies inventory	2,948	3,988
Total Current Assets	46,490	220,900

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,153,216	1,683,088
Accumulated depreciation	(1,199,833)	(1,156,220)
Total Property Plant and Equipment	953,383	526,868

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	136,180	207,305
Notes receivable	118,363	119,364
Accrued interest receivable	4,267	9,523
Investments	258,204	741,938
Total Other Assets	517,014	1,078,130

TOTAL ASSETS	$1,896,577	$2,205,588

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$54,106	$26,856
Accrued expenses	1,755	2,354
Notes payable - current portion	37,292	-
Total Current Liabilities	93,153	29,210

Note payable - noncurrent portion	22,153	8,913
Total Liabilities	115,306	38,123

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
19,847,179 and 18,243,797 shares issued and outstanding	1,984,718	1,824,380
Additional paid-in capital	3,308,261	3,151,142
Treasury stock	(288,633)	(270,696)
Stock options	-	12,221
Subscriptions receivable	-	(18,844)
Accumulated deficit in exploration stage	(1,738,935)	(1,466,081)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	183,342	602,825
Total Stockholders' Equity	1,781,271	2,167,465

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,896,577	$2,205,588

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			Period from
			January 1, 2000
			(beginning of
	Years Ended December 31,		development stage)
	2007	2006	to December 31, 2007

REVENUES	$941	$150	$377,398

COST OF REVENUES	562	108	230,133

GROSS PROFIT	379	42	147,265

OPERATING EXPENSES
General and administrative	362,190	133,730	974,384
Professional fees	144,488	114,516	451,140
Consulting fees	-	135,140	135,140
Depreciation	43,612	36,243	288,904
Mining and exploration expenses	142,735	88,016	1,497,943
Net gain on sale of load claim	-	(133,907)	(133,907)
Total Operating Expenses	693,025	373,738	3,213,604

LOSS FROM OPERATIONS	(692,646)	(373,696)	(3,066,339)

OTHER INCOME (EXPENSES)
Lease income	2,514	411,980	444,044
Net gain on sale of securities	385,913	310,412	1,138,048
Dividend and interest income	29,807	18,815	68,663
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Interest expense	(1,170)	(376)	(1,658)
Other income	2,728	-	2,728
Total Other Income (Expenses)	419,792	740,831	1,327,404

INCOME (LOSS) BEFORE INCOME TAXES	(272,854)	367,135	(1,738,935)

INCOME TAXES	-	124,826	124,826
DEFERRED TAX GAIN	-	(124,826)	(124,826)

NET INCOME (LOSS)	(272,854)	367,135	(1,738,935)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(419,483)	470,528	183,342

NET COMPREHENSIVE INCOME (LOSS)	$(692,337)	$837,663	$(1,555,593)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$0.02

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	18,733,009	18,221,819

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	18,733,009	18,321,819

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Balance December 31, 1999 as originally stated	9,030,660	$903,066	$1,597,425	$(65,733)	$-	$-	$21,834	$-	$2,456,592
Net adjustments for the following
Overstated mining property investments	-	-	-	-	-	-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-	990,000	-	-	-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-	-	-	-	-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367	-	-	-	-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000	48,500	-	-	-	(89,500)	-	-
Stock options and payables for unrecorded
attorney fees	-	-	-	-	12,221	-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-	-				(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-	-	-	-	-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433	$2,635,925	$(65,733)	$12,221	$-	$(1,667,482)	$-	$1,912,364
Issuance of stock for services at a
price of $0.20 per share	5,000	500	500	-	-	-	-	-	1,000
Net loss for year ending December 31, 2000	-	-	-	-	-	-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(1,879,530)	$-	$1,701,316
Net loss for year ending December 31, 2001	-	-	-	-	-	-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(2,107,689)	$-	$1,473,157
Treasury stock issued for services at
a price of $0.10 per share	-	-	(1,080)	11,880	-	-		-	10,800
Treasury stock issued for services at
a price of $0.10 per share	-	-	(195)	495	-	-		-	300
Issuance of stock for services at a price of
$0.03 per share	800,000	80,000	(53,066)	-	-	-		-	26,934
Issuance of stock for legal fees at a price of
$0.10 per share	100,000	10,000	-	-	-	-		-	10,000
Net loss for year ending December 31, 2002	-	-	-	-	-	-	(641,951)	-	(641,951)
Balance, January 1, 2003	10,879,329	$1,087,933	$2,582,084	$(53,358)	$12,221	$-	$(2,749,640)	$-	$879,240
Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)	-	-	-		-	86,000
Issuance of stock for services at a price of
$0.10 per share	620,833	62,083	-	-	-	-		-	62,083
Issuance of stock for mining properties at a
price of $0.15 per share	510,000	51,000	25,500	-	-	-		-	76,500

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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Issuance of stock for exploration expenses
at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000
Treasury stock issued for services at an average
price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465
Expiration of stock options	-	-	12,221	-	(12,221)	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs
of $18,000	1,000,000	100,000	62,000	-	-	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000	20,000	-	-	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price
of $0.27 per share	100,000	10,000	17,000	-	-	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600	1,320	-	-	-	-	-	1,920
Adjustments to common stock and treasury stock to
adjust to actual. See Note 2.	47,382	4,739	16,388	(21,127)	-	-	-	-	-
Receipt of subscription receivable	-	-	-	-	-	18,844	-	-	18,844
Issuance of treasury stock for expenses incurred in
the prior year	-	-	3,190	3,190	-	-	-	-	6,380
Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)
Net income for year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719	$3,308,262	$(288,633)	$-	$-	$(3,406,417)	$183,342	$1,781,272

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Years Ended December 31,		development stage)
	2007	2006	to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(272,854)	$367,135	$(1,738,935)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	43,612	36,243	288,904
Common stock issued for services	1,919	-	191,286
Common stock issued for mining and exploration expenses	27,000	24,000	263,500
Treasury stock issued for services	-	20,320	20,320
Net gain on sale of lode claim	-	(133,907)	(133,907)
Net gain on sale of investments	(385,913)	(310,412)	(1,138,048)
Available for sale securities issued in exchange for services	-	135,140	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	1,000	1,000	(9,624)
Decrease in other current assets	-	-	(4,819)
Decrease (increase) in deposits and prepaids	3,389	11,653	(4,441)
Decrease in supplies inventory	1,040	680	9,784
Increase (decrease) in accrued interest receivable	5,256	(8,196)	(4,267)
Decrease in accrued liabilities	(599)	-	(2,229)
Increase in accounts payable	33,630	27,749	280,339
Net cash used in operating activities	(542,520)	171,405	(1,109,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(31,121)	(41,602)	(3,747,147)
Proceeds from sale of investments	481,285	459,588	4,558,768
Purchase of mineral and mining properties	-	(68,472)	(68,472)
Proceeds from sale of lode claim	-	13,907	13,907
Purchase of fixed assets	(422,250)	(37,360)	(461,564)
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	27,914	326,061	342,879

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	252,000	-	946,585
Advances to related party	-	(195,000)	(195,000)
Issuance of note receviable from related party	-	(243,000)	(243,000)
Payments received notes receivable from related party	71,125	103,253	200,034
Payment on notes receivable	1,001	636	1,637
Payment of common stock subscriptions	18,844	-	20,225
Payment made on long-term note payable	(7,971)	(1,770)	(170,501)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	334,999	(335,881)	720,740

Net increase (decrease) in cash	(179,607)	161,585	(45,957)

Cash, beginning of period	193,639	32,054	59,989

Cash, end of period	$14,032	$193,639	$14,032

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,170	$376	$1,658
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit utilized to purchase fixed asset	$5,000	$-	$5,000
Note payable issued in exchange for prepaid asset	$15,626	$-	$15,626
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$120,000	$120,000
Note issued in exchanged for vehicle	$42,877	$10,781	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying notes are an integral part of these financial statements.

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company changed its name to Shoshone Silver Mining Company. In 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000, the Company entered an exploration stage. The Company has acquired several mining properties since entering this exploration stage. Further, the Company plans to refurbish the mill at its Lakeview property and also plans to conduct geologic assessments of this property during fiscal 2007. The Company anticipates that milling of previously stockpiled material to begin in September 2007 and continue into 2008. After that, the Company anticipates conducting surface mining at the Weber property and milling of ores obtained from these efforts at the Lakeview Mill.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company do not expect the adoption of SFAS 161 to have a material affect on our financial position or results of operations.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Currently, the adoption of either standard would have no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect the adoption of SFAS No. 159 to have a significant effect on its financial position or results of operation.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2007 and 2006, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $0 and $14,236, respectively.

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

At December 31, 2007, there were 725,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at December 31, 2007 because they would have been anti-dilutive.

At December 31, 2006, there were 100,000 common stock options outstanding which were included in the calculation of earnings (loss) per share at December 31, 2006. These common stock options expired on December 31, 2007.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,406,417 through December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments as well as royalty and option agreement payments. During 2007, the Company issued 1,450,000 shares of common stock for net cash proceeds of $252,000. Should the Company be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements. See Note 10.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $1,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, the Company anticipates raising the majority of the $1,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

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

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations. See Note 7.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no economic ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area. See Note 7.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V. The inter-company accounts and transactions are eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment begins on the date the asset is place in service and is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-one and one half years. See Note 6.

Provision for Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006 and was adopted in 2007 with no impact.

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

At December 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $643,000, principally arising from net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2007. The significant components of the deferred tax assets at December 31, 2007 and 2006 were as follows:

	Dec. 31, 2007	Dec. 31, 2006

Net operating loss carry forward	$1,890,000	$1,617,000

Deferred tax asset	$643,000	$550,000
Deferred tax asset valuation allowance	(643,000)	(550,000)
Net Deferred Tax Asset	$-	$-

At December 31, 2007 and 2006, the Company had net operating loss carry-forwards of approximately $1,890,000 and $1,617,000, respectively, which expire in the years 2021 through 2027. The change in the valuation allowance account from December 31, 2006 to December 31, 2007 was $93,000.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.

Revenue Recognition and Cost of Sales

The Company recognizes revenue from sales at the time payment for the timber is received. Sales in both fiscal 2006 and 2007 are primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities.

Treasury Stock

The Company accounts for its treasury stock under the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock). The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. See Note 13.

Use of Estimates

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

NOTE 3: ACCOUNTS RECEIVABLE FROM RELATED PARTY

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party for certain administrative services. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. As of December 31, 2007, a total of $2,000 had been received. The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At December 31, 2007, no reserve was deemed necessary.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

During 2006, the Company made a deposit of $5,000 toward the purchase of certain equipment. During the second quarter of 2007 the Company paid the remaining $6,000 and the equipment was placed in service. Accordingly, the Company reclassified the $5,000 deposit to property, plant and equipment on its financial statements.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. See Note 11.

NOTE 5: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo on it for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During 2007, the Company sold 53 medallions at a total cost of $562 and revenue of $941. The Company also distributed approximately 67 medallions with a cost of $711, for marketing purposes. At December 31, 2007, the Company had 278 coins remaining in inventory with an historical cost basis of $2,948.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2007 and 2006:

	Dec. 31, 2007	Dec. 31, 2006
Equipment	$715,270	$632,748
Construction in Progress	385,170	-
Property & Mill	1,052,776	1,050,340
	$2,153,216	$1,683,088
Less accumulated depreciation	(1,199,833)	(1,156,220)
Property, Plant & Equipment, net	$953,383	$526,868

Depreciation expense was $43,612 for the year ended December 31, 2007 and $36,243 for the year ended December 31, 2006.

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

Bullion Group
This mineral property group owned by the Company consists of seven patented mining claims were acquired in 1998. The cost of the property was included as an exploration expense in a prior year.

North Osburn
The Company has a group of 15 unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.

Lakeview District, Idaho

Idaho Lakeview, Keep Cool Group and Weber Group

The Company acquired the Lakeview and Keep Cool mining properties consisting of four patented and 17 unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985. The total cost of the properties, $334,690, is included in the financial statements under mining properties.

During 2006, the Company made make improvements to the land to be more accessible as well as usable. The total cost of the $68,472 was capitalized. This amount is a component of the total cost of the properties of $334,690 discussed above.

The Company acquired, for 100,000 shares of its common stock, six patented and five unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. The cost of the property, $125,000, was expensed in prior years as an exploration expense. The Company acquired an additional seven unpatented claims during 2007.

Auxer Mine
The Auxer Mine, consisting of 2 unpatented claims covering 40 acres, was acquired by the Company in 2003 for 50,000 shares of common stock. The cost of the property, $7,500, is included in the financial statements under mining properties until such time as the Company’s outside study on the property’s reserves, if any, is completed.

Talache Group (formerly known as Lucky Joe)
The Company acquired, for 150,000 shares of its common stock, two unpatented lode mining claim during 2003. The cost of the former mining property, $22,500, is included in the financial statements under Mining Properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

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

Conjecture (formerly known as Confed Claims Lease)
The Company leased, for 1,000,000 shares of its common stock, 13 unpatented lode mining claims and six patented lode mining claims located in Shoshone County, Idaho during 2004. The lease allows the Company exclusive rights to explore, develop and mine the property; to extract, mill, and market ore or concentrates.

During 2006, the Company issued 100,000 shares valued at $24,000 ($0.24 per share) for the 2006 lease payment.

During 2007, the Company issued 100,000 shares valued at $27,000 ($0.27 per share) for the 2007 lease payment. See Note 12 and Note 18.

Other North Idaho and Montana

Montgomery Mine Group
During the fiscal year ended December 31, 2005, the Company acquired, for $43,557 in cash, 25 unpatented lode mining claims located in Boundary County, Idaho. The cost of the properties was expensed in prior years as an exploration expense.

Regal
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

Princeton Gulch Claims
During 2006, the Company made a partial payment of $13,000 toward the purchase of four unpatented placer claims and two unpatented lode claims. These claims in aggregate cover 120 acres and are located in Granit Country, Montana. The payment of $13,000 was included in exploration expenses during 2006.

Drumheller Group
The Company owned six patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein. The Company issued 109,141 shares of its common stock to acquire these claims in February 1984.

During 2006, the Company sold the Drumheller Group of claims for $150,000 to an unrelated party. The cost of the property, $218,282, was expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. See Note 9.

Southwestern United States

Western Gold (formerly known as Arizona Gold Field)
The Company acquired, for 100,000 shares of stock, thirteen unpatented lode mining claims located in the Oatman Mining District of Mojave County, Arizona during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Gold Road Claims
The Company acquired, for 10,000 shares of stock, 16 unpatented lode mining claims located in Mohave County, Arizona during 2003. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

Cerro Colorado Group
During 2004, the Company acquired three unpatented lode claims covering 60 acres located in the Cerro Colorado Mining District of Pima County, Arizona. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

California Creek Properties
During 2005, the Company acquired, for $2,970, 18 unpatented lode claims located near Elko, Nevada. The cost of the properties was expensed in 2005 as an exploration expense. During 2007, the Company acquired an additional 25 unpatented lode claims.

In 2005, the Company entered into a Letter of Intent with International Arimex Resouces, Inc. (“Arimex”) that would allow Arimex to earn up to 100% interest in these properties. During 2007, the California Creek Option Agreement terminated due to lack of performance by the unrelated party. See Note 17.

Mexico Properties

Bilbao-Mexico Property
The Company acquired, for $80,000 cash, four exploration mineral concessions covering 1,345 hectares located in Zacatecas, Mexico during 2004. The cost of the former mining property was included in exploration expense in the financial statements for 2004. Additional expenses of $13,000 and $25,220 were included in exploration expense in the financial statements for 2006 and 2005, respectively. No exploration expenses were incurred in 2007 related to this property.

On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $100,000 on March 17, 2006 and $300,000 on August 17, 2006, as consideration for allowing Minco, PLC, to conduct exploration activities on the property. The Company received $0 during 2007 related to this option agreement.

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

Shoshone Capital Corp.
On February 4, 2004, the Company loaned to Shoshone Capital Corporation, a related party, $40,000. The unsecured note bore interest of 7.0% per annum, with principal and unpaid interest due on February 4, 2007.

In July 2007, the Company received a payment of $30,000 on the note receivable from Shoshone Capital Corporation. Of the $30,000 received, $28,604 was applied to principal and $1,396 was applied to accrued interest receivable. On July 16, 2007, the Company entered into a new loan agreement with Shoshone Capital Corporation for the remaining principal balance of $10,701. The new unsecured note bore interest of 7.0% per annum, with principal and interest due on January 16, 2008.

In August 2007, the Company received a payment of $10,897 in full satisfaction of the note receivable from Shoshone Capital Corporation. Of the $10,897 received, $10,701 was applied to principal and $196 was applied to accrued interest receivable.

Silver Valley Capital
On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable. During 2007 payments of $51,572 were received of which $31,820 was applied to principal and $19,752 was applied to accrued interest receivable. During 2007, interest income of $16,889 had been accrued.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. At December 31, 2007, no reserve was deemed necessary.

NOTE 9: NOTE RECEIVABLE

During the first quarter of fiscal 2006, the Company accepted cash of $30,000 and a promissory note for $120,000 from an unrelated party related to the sale of a lode claim for $150,000. The promissory note bears interest at 7.0% per annum and stipulates that payments of $5,089 are to be paid semi-annually until January 23, 2011. On January 11, 2011, the remaining principal plus accrued interest becomes due and payable in full. During 2007, the Company received payments of $10,178 on this note receivable, of which $9,178 was applied toward interest receivable and the remaining $1,000 was applied toward principal. During 2007, interest income of $8,551 was accrued. At December 31, 2007, no reserve was deemed necessary.

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

The following summarizes the securities available for sale at December 31, 2007:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$5,000
Gold Crest Mines	642,600	3,900	154,124
Kimberly Gold Mines	301,500	49,504	90,450
Merger Mines Corp	5,000	3,153	4,500
Metropolitan Mines Limited	6,000	2,008	2,880
Mineral Mountain Mining & Milling	5,000	3,866	1,250

Balance, June 30, 2007	962,600	$74,998	$258,204

The Company had an unrealized holding gain during the year ended December 31, 2007 $(419,483). This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

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

NOTE 11: NOTE PAYABLE

During 2006 the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $4,129 at December 31, 2007 and is payable within twelve months.

During the fiscal 2007 third quarter the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $24,312 at December 31, 2007. Of this amount $13,450 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $15,626 at December 31, 2007 and is payable within twelve months. See Note 4.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $15,377 at December 31, 2007. Of this amount $4,086 is payable within twelve months.

NOTE 12: COMMON STOCK

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

During 2006, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $24,000. See Note 18.

During the second quarter of 2007, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $27,000.

During the second quarter of 2007, the Company issued 6,000 shares in exchange for the services of its Board of Directors.

During the third quarter of 2007, the Company issued 1,000,000 shares of common stock to one investor for a total of $180,000 in cash. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. The Company incurred $18,000 in issuance costs in connection with this private placement. These costs were recorded as a reduction to additional-paid-in-capital.

During the fourth quarter of 2007, the Company issued 450,000 shares of common stock to two investors for a total of $90,000 in cash. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. No issuance costs were incurred in connection with this private placement.

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

NOTE 13: TREASURY STOCK

The Company held 1,008,986 and 1,037,986 shares of treasury stock at September 30, 2007 and December 31, 2006, respectively.

During 2006, the Company issued 8,000 shares of treasury stock for the payment of services totaling $1,920 and issued 80,000 shares of treasury stock for the payment of services totaling $18,400.

During 2007, the Company issued 29,000 shares of treasury stock for the payment of services incurred during fiscal 2006 totaling $6,380. The $6,380 was included in accounts payable on the Company’s financial statements for 2006.

NOTE 14: STOCK OPTIONS AND WARRANTS

On September 29, 1999, the Company granted stock options to its attorney enabling him to purchase up to 100,000 shares of common stock at a price of $0.01 per share. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.01; risk free interest rate of 5%; an expected life of 5 years; and volatility of 30%. During fiscal 2001, the Company recorded $12,221 for these options. These options expired on December 31, 2007.

No new stock options were issued during the fiscal years ended December 31, 2007 and December 31, 2006. During 2007, the Company issued 725,000 warrants in connection with the issuance of 1,450,000 shares in private placements. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. The fair value of the warrants was estimated at $52,600 using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.50; risk free interest rate of 4.2%; an expected life of 2 years; and volatility of 91.9% . See Note 12.

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

NOTE 16 – REVENUES

Sales in both 2007 and 2006 are primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities. The revenues for the years ended December 31, 2007 and 2006 were $941 and $150, respectively.

NOTE 17: OPTION AGREEMENTS

Minco PLC
On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property. In connection with this agreement, the Company received $100,000 on March 17, 2006 and $300,000 on August 17, 2006, as consideration for allowing Minco, PLC, to conduct exploration activities on the property. The Company received $0 during 2007 related to this option agreement.

California Creek Properties
On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). In connection with this agreement, the Company received $0 during 2007 and $20,000 during 2006 as consideration for allowing the unrelated party to conduct exploration activities on the property. During 2007, the California Creek Option Agreement terminated due to lack of performance by the unrelated party.

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

During 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s terms call for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000. Yearly lease payments on the property are 100,000 shares of common stock which the

Company has paid each year. The value of these yearly lease payments, based on the current market value of the Company’s common stock, would be approximately $30,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock. The amounts expensed in 2007 and 2006 under this agreement were $27,000 and $24,000, respectively.

Additionally, the two unpatented Bullion Group claims totaling 40 acres have been leased to Sterling Mining Company. Lease terms stipulate a 4 year exploration program commencing within 5 years of the lease date. Shoshone will receive 10% net profit from any mined minerals. This lease agreement may be found in Exhibit 10.4 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 4, 2006.

The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

	Claim	Property	Lease
Property	Fees	Taxes	Payments

Conjecture	$875	$-	$25,000	(1)
Idaho Lakeview, Weber & Keep Cool	2,125	2,417	-
Auxer	250	-	-
Talache	250	-	-
Shoshone	-	56	-
Bullion	-	93	-
North Osburn	1,875	-	-
Montgomery	3,125	-	-
Regal	500	-	-
Stillwater Extension Claims	1,250	-	-
Princeton Gulch Group	750	-	-
Western Gold	500	-	-
Gold Road	2,000	-	-
Cerro Colorado	375	-	-
California Creek Uranium	6,000	-	-
Bilbao	-	-	-
Other Mexican Properties	-	-	-
	$19,875	$2,566	$25,000

(1) -	The Company issues 100,000 shares of common stock each year for the leasing of a mining property. The $25,000 represents the issuance of the shares at the stock price at December 31, 2007 of $0.25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers and directors of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation that we paid to each of our four highest paid persons during the last fiscal year:

Summary Compensation Table
Name	Capacity in which Remuneration was Received	Aggregate Remuneration
Lex Smith	President	$ 20,450
Carol Stephan	Secretary	9,250
Melanie Farrand	Treasurer	13,190
Sharon Jacobs	Director	3,000

Directors receive no compensation for their service with the exception of Sharon Jacobs who received $3,000. The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors. The Company has no employment agreements with any of its officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007 the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 19,847,179 shares of our common stock outstanding as of December 31, 2007.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares

Lex Smith	77,000	0.39%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Carol Stephan	177,467	0.89%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Melanie Farrand	57,000	0.29%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Sharon Jacobs	4,000	0.02%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

All officers and directors as a group (4 persons)	315,467	1.59%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid $11,000 in audit fees to Williams & Webster during 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report are as follows:

1.	Financial Statements.

See listing of financial statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group ^
99.2	Map of Shoshone Group and Bullion Group ^
99.3	Map of Auxer Property ^
99.4	Map of Lucky Joe Property ^
99.5	Map of Regal Mine ^
99.6	Map of Stillwater Extension Claims ^
99.7	Map of Montgomery Mine ^
99.8	Map of Arizona Gold Fields Claims ^
99.9	Map of California Creek Property ^
99.10	Map of Princeton Gulch Group ^
99.11	Map of Cerro Colorado Group ^
99.12	Map of Bilbao-Mexico Property ^
99.13	Map of North Osburn Property +

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1,filed with the Commission on December 3, 2007, File No. 000-31184

SIGNATURES

               In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: April 15, 2008	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer