Form 10-Q
period 2008-03-31
SHOSHONE SILVER MINING CO INC
filed 2008-05-20
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] (Do not check if a smaller reporting company)	Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of March 31, 2008
Common Stock ($0.10 par value)	20,209,179

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,578	$14,032
Receivable from related party	9,624	9,624
Deposits and prepaids	14,223	19,886
Supplies inventory	2,948	2,948
Total Current Assets	29,373	46,490

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,192,465	2,153,216
Accumulated depreciation	(1,212,806)	(1,199,833)
Total Property Plant and Equipment	979,659	953,383

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	136,180	136,180
Notes receivable	118,363	118,363
Accrued interest receivable	9,863	4,267
Investments	177,833	258,204
Total Other Assets	442,239	517,014

TOTAL ASSETS	$1,830,961	$1,896,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$149,122	$54,106
Accrued expenses	2,648	1,755
Notes payable - current portion	31,272	37,292
Total Current Liabilities	183,042	93,153

Note payable - noncurrent portion	19,094	22,153
Total Liabilities	202,136	115,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
20,209,179 and 19,847,179 shares issued and outstanding	2,020,918	1,984,718
Additional paid-in capital	3,334,461	3,308,261
Treasury stock	(288,633)	(288,633)
Accumulated deficit in exploration stage	(1,894,701)	(1,738,935)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	124,262	183,342
Total Stockholders' Equity	1,628,825	1,781,271

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,830,961	$1,896,577

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three Months Ended March 31,		exploration stage)
	2008	2007	to March 31, 2008

REVENUES	$-	$661	$377,398

COST OF REVENUES	-	414	230,133

GROSS PROFIT	-	247	147,265

OPERATING EXPENSES
General and administrative	81,662	76,509	1,062,086
Professional fees	36,782	29,481	623,062
Depreciation	12,973	10,067	301,877
Mining and exploration expenses	24,155	12,648	1,516,058
Net gain on sale of load claim	-	-	(133,907)
Total Operating Expenses	155,572	128,705	3,369,176

LOSS FROM OPERATIONS	(155,572)	(128,458)	(3,221,911)

OTHER INCOME (EXPENSES)
Lease income	-	-	444,044
Net (loss) gain on sale of securities	(7,840)	89,910	1,130,208
Dividend and interest income	5,600	8,395	74,263
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Interest expense	(1,206)	(192)	(2,864)
Other income	3,252	-	5,980
Total Other Income (Expenses)	(194)	98,113	1,327,210

INCOME (LOSS) BEFORE INCOME TAXES	(155,766)	(30,345)	(1,894,701)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(155,766)	(30,345)	(1,894,701)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(66,921)	100,735	116,421

NET COMPREHENSIVE INCOME (LOSS)	$(222,687)	$70,390	$(1,778,280)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	20,016,623	18,243,797

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Three Months Ended March 31,		exploration stage)
	2008	2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(155,766)	$(30,345)	$(1,872,701)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	18,636	10,067	307,540
Common stock issued for services	2,400	-	193,686
Common stock issued for mining and exploration expenses	-	-	263,500
Treasury stock issued for services	-	-	20,320
Net gain on sale of lode claim	-	-	(133,907)
Net gain on sale of investments	7,840	(89,910)	(1,130,208)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Decrease (increase) in receivable from related party	-	-	(9,624)
Decrease in other current assets	-	-	(4,819)
Decrease (increase) in deposits and prepaids	-	6,969	(4,441)
Decrease in supplies inventory	-	415	9,784
Increase (decrease) in accrued interest receivable	(5,596)	642	(9,863)
Decrease in accrued liabilities	893	(2,354)	(1,336)
Increase in accounts payable	95,016	(704)	353,355
Net cash used in operating activities	(36,577)	(105,220)	(1,146,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	(29,250)	(3,747,147)
Proceeds from sale of investments	13,451	94,510	4,572,219
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	-	13,907
Purchase of fixed assets	(39,249)	-	12,200
Advances on notes receivable	-	-	(93,214)
Payments received on note receivable	-	-	128,401
Proceeds from sale of fixed assets	-	-	(500,813)
Net cash provided by investing activities	(25,798)	65,260	317,081

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	60,000	-	1,006,585
Advances to related party	-	-	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received notes receivable from related party	-	-	200,034
Payment on notes receivable	-	1,001	1,637
Payment of common stock subscriptions	-	-	20,225
Payment made on long-term note payable	(9,079)	(1,156)	(179,580)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	50,921	(155)	771,661

Net increase (decrease) in cash	(11,454)	(40,115)	(57,411)

Cash, beginning of period	14,032	193,639	59,989

Cash, end of period	$2,578	$153,524	$2,578

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,206	$192	$2,864
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Note payable issued in exchange for prepaid asset	$-	$-	$15,626
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Note issued in exchanged for vehicle	$-	$-	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of mining properties	$-	$-	$45,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying condensed notes are an integral part of these financial statements.

Shoshone Silver Mining Company
Condensed Notes to the Consolidated Interim Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Beginning in fiscal 2000, the Company entered an exploration stage. The Company has acquired several mining properties since entering this exploration stage. Further, the Company plans to complete its refurbishment of the mill at its Lakeview property during 2008 and also plans to conduct geologic assessments of this property during 2008. The milling of previously stockpiled material began in September 2007, and the Company anticipates that this will continue into 2008. After 2008, the Company anticipates conducting surface mining at the Weber property and milling of ores obtained from those efforts at the Lakeview Mill.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations.

The Company’s year end is December 31.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,562,183 through March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has established plans designed to increase the sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments as well as royalty and option agreement payments. During the first three months of 2008, the Company issued 350,000 shares of common stock for net cash proceeds of $60,000. Should the Company be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements. See Note 6.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. Securities classified as available for sale are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value from active markets.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Mar. 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$177,833	$177,833	$-	$-
Total Assets Measured at Fair Value	$177,833	$177,833	$-	$-

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 effective January 1, 2008, with no significant effect on its financial position or results of operation.

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. During the three-month period ended March 31, 2008, $5,334 of the prepaid insurance was amortized into General & Administrative Expenses. See Note 8.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2007 and 2006:

	March 31, 2008	December 31, 2007
Equipment	$715,270	$715,270
Construction in Progress	424,419	385,170
Property & Mill	1,052,776	1,052,776
	$2,192,465	$2,153,216
Less accumulated depreciation	(1,212,806)	(1,199,833)
Property, Plant & Equipment, net	$979,659	$953,383

Depreciation expense was $12,973 for the three-month period ended March 31, 2008 and $10,067 for the comparable period last year.

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

NOTE 5: NOTES RECEIVABLE FROM RELATED PARTIES

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital, LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable. During the first three months of 2008, no payments were received on this note and interest income of $3,462 had been accrued.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. The Company is currently working with Silver Valley Capital, LLC to renegotiate a revised due date. At March 31, 2008, no reserve was deemed necessary.

NOTE 6: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value utilizing Level 1 inputs as defined in SFAS 157. For these securities, the Company obtains fair value from active markets. See Note 2 - Recently Adopted Accounting Pronouncements.

The Company had an unrealized holding loss during the three-month period ended March 31, 2008 of $66,921 compared with an unrealized holding gain of $100,735 in the same period last year.

Unrealized gains and losses are excluded from earnings and are recorded on the income statement as other comprehensive income (loss). Additionally, unrealized gains and losses are recorded on the balance sheet as other accumulated comprehensive income.

Securities classified as available for sale are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value from active markets.

The following summarizes the securities available for sale at March 31, 2008:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$3,250
Gold Crest Mines	617,600	3,900	111,068
Kimberly Gold Mines	281,500	35,235	61,115
Metropolitan Mines Limited	6,000	2,008	2,400

Balance, March 31,2008	907,600	$53,710	$177,833

The following summarizes the securities available for sale at December 31, 2007:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$5,000
Gold Crest Mines	642,600	3,900	154,124
Kimberly Gold Mines	301,500	49,504	90,450
Merger Mines Corp	5,000	3,153	4,500
Metropolitan Mines Limited	6,000	2,008	2,880
Mineral Mountain Mining & Milling	5,000	3,866	1,250

Balance, December 31, 2007	962,600	$74,998	$258,204

NOTE 7: STOCK TO ISSUE

During the 2008 first quarter, the Company received $50,000 from one investor for 250,000 shares that were issued subsequent to the 2008 first quarter. The $50,000 payable to the investor is included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets. See Note 11.

Also, during the 2008 first quarter, the Company accrued $22,000 for the leasing of a mining property to be settled with the issuance of 100,000 shares of the Company’s common stock.

NOTE 8: NOTES PAYABLE

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $3,290 at March 31, 2008 and is payable within twelve months.

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50%

annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $22,489 at March 31, 2008. Of this amount $13,641 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $10,565 at March 31, 2008 and is payable within six months. See Note 3.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $14,363 at March 31, 2008. Of this amount $3,776 is payable within twelve months.

NOTE 9: COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the 2008 first quarter, the Company issued 8,000 common shares in exchange for the services of its Board of Directors. These services were valued at $0.20 per share, or $1,600.

During the 2008 first quarter, the Company issued 4,000 common shares in exchange for consulting services. These services were valued at $0.20 per share, or $800.

During the 2008 first quarter, the Company issued 350,000 shares of common stock to four investors for a total of $70,000 in cash. For every two shares purchased, the investors received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on January 26, 2009. The Company incurred $10,000 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

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

NOTE 11: SUBSEQUENT EVENT

On April 16, 2008, the Company issued 250,000 common shares to one investor in settlement of its obligation pursuant to a private placement entered into during the 2008 first quarter. See Note 7.

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Plan of Operation

As discussed in “Note 2: Going Concern” to our consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,562,183 through March 31, 2008. The Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until June 2008. After June 2008, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to complete the refurbishment of the mill at its Lakeview property during 2008 and also plans to conduct geologic assessments of this property during 2008. Since the Company began the refurbishment of the mill at its Lakeview property in 2007, it has expended a total of $424,419 through March 31, 2008.

For the remainder of 2008, the Company estimates that the costs to complete the refurbishment of the mill will be between $25,000 and $50,000. The Company anticipates that it will be required to raise additional capital to fund this undertaking. The Company began milling of previously stockpiled material in the fall of 2007 and plans to continue this into 2008. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

Comparison of the Three Months Ended March 31, 2008 and 2007:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month periods ended March 31, 2008, compared with the same period in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended March 31,
	2008	2007	$Change	% Change

REVENUES	$-	$661	$(661)	-100.0%
COST OF REVENUES	-	414	(414)	-100.0%
GROSS PROFIT	-	247	(247)	-100.0%
General and administrative	81,662	76,509	5,153	6.7%
Professional fees	36,782	29,481	7,301	24.8%
Depreciation	12,973	10,067	2,906	28.9%
Mining and exploration expenses	24,155	12,648	11,507	91.0%
Total Operating Expenses	155,572	128,705	26,867	20.9%
LOSS FROM OPERATIONS	(155,572)	(128,458)	(27,114)	21.1%
Net gain on sale of securities	(7,840)	89,910	(97,750)	-108.7%
Dividend and interest income	5,600	8,395	(2,795)	-33.3%
Interest expense	(1,206)	(192)	(1,014)	528.1%
Other income	3,252	-	3,252	0.0%
Total Other Income	(194)	98,113	(98,307)	-100.2%
NET (LOSS) INCOME	$(155,766)	$(30,345)	$(125,421)	413.3%

Overview of Operating Results

The increase in the net loss incurred during the 2008 first quarter compared with the prior year is primarily attributable a net loss on the sale of available-for-sale securities of $7,840 compared with a net gain of $89,910 in the 2007 first quarter.

Operating Expenses

The increase in operating expenses was primarily attributable to increased salary expenses as the Company sought to more appropriately compensate its employees. Additionally, the Company incurred approximately $11,000 for the preparation of brochures to use for marketing purposes. These negative impacts were partially offset by recruiting fees of $20,250 incurred during the 2007 first quarter related to the hiring of the Company’s then CEO. Effective October 31, 2007, the Company and its CEO mutually agreed to sever their relationship.

Other Income (Expenses)

Other income (expenses) decreased primarily due to a net loss on the sale of available-for-sale securities of $7,840 realized during the 2008 first quarter compared with a net gain of $89,910 in the 2007 first quarter.

Overview of Financial Position

At March 31, 2008, Shoshone had cash of $2,578 and total liabilities of $202,136. During the first three months of 2008, the Company received proceeds of $13,450 from the sale of investments and net proceeds of $60,000 from issuance of 350,000 shares of common stock to four investors. These proceeds were primarily utilized to continue the refurbishment of the Company’s Lakeview mining property.

Investments

Shoshone’s investment portfolio at March 31, 2008 was $177,833, a decrease of $80,371 from the December 31, 2007 balance of $258,204, as a result of decreased per share values and decreased shares held as available-for-sale. See “Note 6: Investments” to our consolidated financial statements for further details.

Mineral and Mining Properties

At March 31, 2008, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2007.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $149,122 at March 31, 2008, which included $50,000 received from one investor for 250,000 shares that were issued subsequent to the 2008 first quarter and $31,146 in legal expenses. The Company’s accounts payable were $54,106 at December 31, 2007, which included $37,874 in legal expenses and $9,597 in expenditures associated with the Company’s Lakeview mining property.

Notes Payable

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $3,290 at March 31, 2008 and is payable within twelve months.

During the fiscal 2007 third quarter, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $22,489 at March 31, 2008. Of this amount, $13,641 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $10,565 at March 31, 2008 and is payable within twelve months. See “Note 3: Deposits and Prepaid Expenses” to our consolidated financial statements for further details.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $14,363 at March 31, 2008. Of this amount $3,776 is payable within twelve months.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $1,628,825 at March 31, 2008, a decrease of $152,446 from $1,781,271 at December 31, 2007. The decrease in total stockholders’ equity was primarily due to a net loss of $155,766 incurred during the 2008 first quarter. Also, contributing to the decrease in total stockholders’ equity was a decrease of $59,080 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 6: Investments” to our consolidated financial statements for further details.

Partially offsetting these negative impacts was the issuance of 350,000 shares of common stock to four investors for a total of $60,000 in cash. The Company incurred $10,000 in issuance costs in connection with this private placement. These costs were recorded as a reduction to additional-paid-in-capital.

Liquidity and Capital Resources

Operating Activities

During the first three months of 2008 and 2007, the Company’s operating activities used $36,577 and used $105,220, respectively. This reduction was primarily the result of a non-cash gain on the sale of investments of $89,910 included in the prior year results compared with a non-cash loss on the sales of investments of $7,840 during the 2008 first quarter. Partially offsetting this impact was the net loss of $133,766 during the 2008 first quarter compared with a net loss of $30,345 during the same period last year.

Investing Activities

During the first three months of 2008, the Company’s investing activities used $25,798 and contributed $65,260 during the same period last year. This was primarily the result of the purchase of fixed assets totaling $39,249 during the 2008 first quarter compared with none in the same period last year. Additionally, the Company’s proceeds from the sale of investments was $13,451 during the 2008 first quarter compared with $94,510 last year. These negative impacts were partially offset by the purchase of $29,250 of investments in the 2007 first quarter compared with none in the 2008 first quarter.

Financing Activities

During the first three months of 2008, the Company’s financing activities contributed $50,921 and used $155 during the same period last year. This improvement is primarily due to net proceeds of $60,000 from the issuance of 350,000 shares of common stock to four investors during the 2008 first quarter compared with none in the same period last year. The Company incurred $10,000 in issuance costs in connection with this private placement.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the 2008 first quarter, the Company sold 350,000 shares of common stock at a price per share of $0.20 to four accredited investors for total consideration of $70,000. For every two shares purchased, the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on December 31, 2009. This sale was made under the exemption from registration provided by Regulation D, Rule 506. The Company paid commissions totaling $10,000 for this equity transaction.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 20, 2008	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

May 20, 2008	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer