Form 10-Q
period 2008-06-30
SHOSHONE SILVER MINING CO INC
filed 2008-08-12
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer [ ] Accelerated filer [ ]	Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 22, 2008
Common Stock ($0.10 par value)	21,813,179

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,983	$14,032
Receivable from related party	9,624	9,624
Deposits and prepaids	8,889	19,886
Supplies inventory	2,948	2,948
Total Current Assets	78,444	46,490

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,332,568	2,153,216
Accumulated depreciation	(1,226,675)	(1,199,833)
Total Property Plant and Equipment	1,105,893	953,383

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	23,133	136,180
Notes receivable	118,363	118,363
Accrued interest receivable	7,632	4,267
Investments	72,790	258,204
Total Other Assets	221,918	517,014

TOTAL ASSETS	$1,785,945	$1,896,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$132,149	$54,106
Accrued expenses	8,620	1,755
Stock to issue	120,000	-
Notes payable - current portion	24,225	37,292
Total Current Liabilities	284,994	93,153

Note payable - noncurrent portion	12,881	22,153
Total Liabilities	297,875	115,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
21,463,179 and 19,847,179 shares issued and outstanding	2,146,318	1,984,718
Additional paid-in capital	3,462,385	3,308,261
Treasury stock	(288,633)	(288,633)
Accumulated deficit in exploration stage	(2,183,737)	(1,738,935)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	19,219	183,342
Total Stockholders' Equity	1,488,070	1,781,271

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,785,945	$1,896,577

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

					Period from
					January 1, 2000
					(beginning of
	Three Months Ended June 30,		Six Months Ended June 30,		exploration stage)
	2008	2007	2008	2007	to June 30, 2008

REVENUES	$-	$40	$-	$701	$377,398

COST OF REVENUES	-	21	-	435	230,133

GROSS PROFIT	-	19	-	266	147,265

OPERATING EXPENSES
General and administrative	208,182	91,146	289,844	167,655	1,270,268
Professional fees	70,458	17,471	107,240	46,952	558,380
Consulting fees	-		-	-	135,140
Depreciation	13,869	10,217	26,842	20,283	315,746
Mining and exploration expenses	-	77,666	24,156	90,314	1,516,059
Net gain on sale of load claim	-	-	-	-	(133,907)
Total Operating Expenses	292,509	196,500	448,082	325,204	3,661,686

LOSS FROM OPERATIONS	(292,509)	(196,481)	(448,082)	(324,938)	(3,514,421)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	-	444,044
Net gain (loss) on sale of securities	-	79,462	(7,840)	169,372	1,130,208
Dividend and interest income	4,725	8,492	10,325	16,886	78,988
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(1,252)	(166)	(2,457)	(357)	(4,115)
Other income	-	650	3,252	650	5,980
Total Other Income (Expenses)	3,473	88,438	3,280	186,551	1,330,684

INCOME (LOSS) BEFORE INCOME TAXES	(289,036)	(108,043)	(444,802)	(138,387)	(2,183,737)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(289,036)	(108,043)	(444,802)	(138,387)	(2,183,737)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(105,043)	(6,687)	(171,964)	94,048	11,378

NET COMPREHENSIVE INCOME (LOSS)	$(394,079)	$(114,730)	$(616,766)	$(44,339)	$(2,172,359)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	20,926,357	18,376,479	20,434,682	18,333,579

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Six Months Ended June 30,		exploration stage)
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(444,802)	$(138,387)	$(2,183,737)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	26,842	20,283	315,746
Common stock issued for services	2,400	1,920	193,686
Common stock issued for mining and exploration expenses	22,000	27,000	285,500
Treasury stock issued for services	-	-	20,320
Net gain on sale of lode claim	-	-	(133,907)
Net gain on sale of investments	7,840	(169,372)	(1,130,208)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Change in receivable from related party	-	-	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	10,997	5,244	6,556
Change in supplies inventory	-	542	9,784
Change in accrued interest receivable	(3,365)	(2,717)	(7,632)
Change in accrued liabilities	6,865	3,057	4,636
Change in accounts payable	63,428	(2,685)	113,087
Change in accounts payable, related parties	-	10,023	-
Change in stock to issue	120,000	-	350,680
Net cash used in operating activities	(187,795)	(245,092)	(1,297,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	(31,120)	(3,747,147)
Proceeds from sale of investments	13,450	182,850	4,572,218
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	-	13,907
Purchase of fixed assets	(69,397)	(94,413)	(530,961)
Payments received on note receivable	-	1,001	128,401
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	(55,947)	58,318	380,146

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	195,985	-	1,142,570
Advances to related party	-	-	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	113,047	-	313,081
Payments received on notes receivable	-	-	1,637
Advances on notes receivable	-	-	(93,214)
Payment of common stock subscriptions	-	18,844	20,225
Payment made on long-term note payable	(22,339)	(2,338)	(192,840)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	286,693	16,506	914,219

Net increase (decrease) in cash	42,951	(170,268)	(3,006)

Cash, beginning of period	14,032	193,639	59,989

Cash, end of period	$56,983	$23,371	$56,983

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$2,457	$357	$4,115
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit utilized to purchase fixed asset	$-	$5,000	$5,000
Note payable issued in exchange for prepaid asset	$-	$-	$15,626
Common stock issued for accounts payable	$-	$-	$227,500
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Note issued in exchanged for vehicle	$-	$-	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of equipment	$95,340	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying condensed notes are an integral part of these financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Consolidated Interim Financial Statements
June 30, 2008

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests.

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

The Company’s year end is December 31.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2: LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes rely on the integrity and objectivity of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,851,219 from inception through June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments, royalty and option agreement payments, and from the sale of the Company’s common stock. During the first six months of 2008, the Company sold 1,050,000 shares of common stock for net cash proceeds of $195,985. Should the Company be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements. See Note 6 and Note 9.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$72,790	$72,790	$-	$-
Total Assets Measured at Fair Value	$72,790	$72,790	$-	$-

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

New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles." The Company is assessing the impact of the adoption of SFAS 162 and believes there will be no material impact on its consolidated financial statements

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. During the six-month period ended June 30, 2008, $10,668 of the prepaid insurance was amortized into General & Administrative Expenses. See Note 8.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Equipment	$810,610	$715,270
Construction in Progress	469,182	385,170
Property & Mill	1,052,776	1,052,776
	$2,332,568	$2,153,216
Less accumulated depreciation	(1,226,675)	(1,199,833)
Property, Plant & Equipment, net	$1,105,893	$953,383

On June 6, 2008, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. See Note 9.

Depreciation expense was $13,869 for the three-month period ended June 30, 2008 and $10,217 for the comparable period last year.

Depreciation expense was $26,872 for the six-month period ended June 30, 2008 and $20,283 for the comparable period last year.

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

NOTE 5: NOTES RECEIVABLE FROM RELATED PARTIES

On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary are both members of Silver Valley Capital,

LLC. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable. During 2008 second quarter, a payment of $120,000 was received on this note of which $113,048 was applied to principal and $6,952 was applied to accrued interest receivable. Interest income of $2,549 was accrued during the 2008 second quarter. Interest income of $6,010 was accrued during the first six-month period of 2008.

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. The Company is currently working with Silver Valley Capital, LLC to renegotiate a revised due date. At June 30, 2008, this amount remains unpaid. As the companies are renegotiating the terms of the note, no reserve was deemed necessary as of June 30, 2008.

NOTE 6: INVESTMENTS

The Company has invested in various privately and publicly held companies. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value utilizing Level 1 inputs as defined in SFAS 157. For these securities, the Company obtains fair value from active markets. See Note 2 - Recently Adopted Accounting Pronouncements.

The Company had an unrealized holding loss during the three-month period ended June 30, 2008 of $105,073 compared with an unrealized holding loss of $6,687 in the same period last year.

The Company had an unrealized holding loss during the six-month period ended June 30, 2008 of $171,964 compared with an unrealized holding gain of $94,048 in the same period last year.

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

The following summarizes the securities available for sale at June 30, 2008:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$1,875
Gold Crest Mines	617,600	3,900	47,195
Kimberly Gold Mines	281,500	35,235	22,520
Metropolitan Mines Limited	6,000	2,008	1,200

Balance, June 30, 2008	907,600	$53,710	$72,790

The following summarizes the securities available for sale at December 31, 2007:

Security	# of Shares	Cost	Market Value
Chester Mining Company	2,500	$12,567	$5,000
Gold Crest Mines	642,600	3,900	154,124
Kimberly Gold Mines	301,500	49,504	90,450
Merger Mines Corp	5,000	3,153	4,500
Metropolitan Mines Limited	6,000	2,008	2,880
Mineral Mountain Mining & Milling	5,000	3,866	1,250

Balance, December 31, 2007	962,600	$74,998	$258,204

NOTE 7: STOCK TO ISSUE

Private Placement

During the 2008 second quarter, the Company received a total of $100,000 from two investors from the sale of 500,000 shares of the Company’s common stock. These 500,000 shares were not issued during the 2008 second quarter. The $100,000 payable to the two investors is included under the caption “Stock to Issue” on the Company’s Consolidated Balance Sheets. See Note 11.

Settlement Agreement with Former Chief Executive Officer

Also, during the 2008 second quarter, the Company entered into a settlement agreement with its former Chief Executive Officer, Conrad Houser. The terms of the agreement required the Company to pay Mr. Houser $10,000 on June 12, 2008, the date of the agreement. The agreement also requires the Company to pay an additional $48,500 on or before December 31, 2008. The $48,500 is included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets. Further, the agreement requires the Company to issue 100,000 shares of common stock to Mr. Houser by July 12, 2008.

Accordingly, the Company has accrued $20,000, the value of the 100,000 shares of common stock at June 30, 2008. This $20,000 is included under the caption “Stock to Issue” on the Company’s Consolidated Balance Sheets. The Company may be required to repurchase the stock at a price of $0.20 per share from Mr. Houser at Mr. Houser’s sole discretion if the common stock is tendered for sale between December 15, 2008 and December 31, 2008. On July 3, 2008, the Company issued 100,000 to Mr. Houser in satisfaction of its obligation under the settlement agreement. See Note 11.

NOTE 8: NOTES PAYABLE

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $2,438 at June 30, 2008 and is payable within twelve months.

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $17,729 at June 30, 2008. Of this amount $14,032 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $3,588 at June 30, 2008 and is payable within three months. See Note 3.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $13,350 at June 30, 2008. Of this amount $4,166 is payable within twelve months.

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

During the 2008 second quarter, the Company issued 250,000 common shares to one investor in settlement of its obligation pursuant to a private placement entered into during the 2008 first quarter.

During the 2008 second quarter, the Company issued 100,000 shares of the common stock in settlement of the $22,000 the Company had accrued during the 2008 first quarter for the leasing of a mining property.

During the 2008 second quarter, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. See Note 4.

During the 2008 second quarter, the Company issued 450,000 shares of common stock to four investors for a total of $90,000 in cash. For every two shares purchased, the investors received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on January 26, 2009. The Company incurred $4,016 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

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

NOTE 11: SUBSEQUENT EVENTS

On July 3, 2008, the Company issued 100,000 shares of common stock to Mr. Houser in satisfaction of its obligation under the settlement agreement. See Note 7.

During the 2008 second quarter, the Company received a total of $100,000 from two investors from the sale of 500,000 shares of the Company’s common stock. On July 8, 2008, the Company issued 250,000 of these common shares to one investor in settlement of its obligation to that one investor. See Note 7.

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

Plan of Operation

As discussed in “Note 2: Going Concern” to our consolidated financial statements, the Company has had limited revenues and incurred an accumulated deficit of $3,851,219 through June 30, 2008. The Company believes it has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until September 2008. After September 2008, management will seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.

The Company plans to complete the refurbishment of the mill at its Lakeview property during 2008 and also plans to conduct geologic assessments of this property during 2008. Since the Company began the refurbishment of the mill at its Lakeview property in 2007, it has expended a total of $469,182 through June 30, 2008.

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

Comparison of the Three- and Six-Month Periods Ended June 30, 2008 and 2007:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2008, compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended June 30,
	2008	2007	$ Change	% Change

REVENUES	$-	$40	$(40)	-100.0%
COST OF REVENUES	-	21	(21)	-100.0%
GROSS PROFIT	-	19	(19)	-100.0%
General and administrative	208,182	91,146	117,036	128.4%
Professional fees	70,458	17,471	52,987	303.3%
Depreciation	13,869	10,217	3,652	35.7%
Mining and exploration expenses	-	77,666	(77,666)	-100.0%
Total Operating Expenses	292,509	196,500	96,009	48.9%
LOSS FROM OPERATIONS	(292,509)	(196,481)	(96,028)	48.9%
Net gain (loss) on sale of securities	-	79,462	(79,462)	-100.0%
Dividend and interest income	4,725	8,492	(3,767)	-44.4%
Interest expense	(1,252)	(166)	(1,086)	654.2%
Other income	-	650	(650)	-100.0%
Total Other Income	3,473	88,438	(84,965)	-96.1%
NET (LOSS) INCOME	$(289,036)	$(108,043)	$(180,993)	167.5%

	Six Months Ended June 30,
	2008	2007	$ Change	% Change

REVENUES	$-	$701	$(701)	-100.0%
COST OF REVENUES	-	435	(435)	-100.0%
GROSS PROFIT	-	266	(266)	-100.0%
General and administrative	289,844	167,655	122,189	72.9%
Professional fees	107,240	46,952	60,288	128.4%
Depreciation	26,842	20,283	6,559	32.3%
Mining and exploration expenses	24,156	90,314	(66,158)	-73.3%
Total Operating Expenses	448,082	325,204	122,878	37.8%
LOSS FROM OPERATIONS	(448,082)	(324,938)	(123,144)	37.9%
Net gain on sale of securities	(7,840)	169,372	(177,212)	-104.6%
Dividend and interest income	10,325	16,886	(6,561)	-38.9%
Interest expense	(2,457)	(357)	(2,100)	588.2%
Other income	3,252	650	2,602	400.3%
Total Other Income	3,280	186,551	(183,271)	-98.2%
NET (LOSS) INCOME	$(444,802)	$(138,387)	$(306,415)	221.4%

Overview of Operating Results

The increase in the net loss incurred during the 2008 second quarter compared with the prior year is primarily attributable to an increase of $117,036 in general and administrative expenses and, to a lesser extent, a net gain on the sale of available-for-sale securities of $79,462 realized in the 2007 second quarter compared with none during the 2008 second quarter. Partially offsetting these negative impacts was a decrease of $77,666 in mining and exploration expenses during the 2008 second quarter compared with same period last year.

The increase in the net loss incurred during the first six months of 2008 compared with the prior year is primarily attributable to a net loss on the sale of available-for-sale securities of $7,840 realized during the current period compared with a net gain of $169,372 last year and, to a lesser extent, an increase of $122,189 in general and administrative expenses. Partially offsetting these negative impacts was a decrease of $66,158 in mining and exploration expenses during the first six months of 2008 compared with the same period last year.

Operating Expenses

The increase in operating expenses during both the 2008 second quarter and first six months was primarily attributable to the accrual of $78,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer. Also contributing to the increase in operating expenses during both the 2008 second quarter and first six months were incremental salary expenses related to the hiring of six new employees during the 2008 second quarter. See “Note 7. Stock to Issue - Settlement Agreement with Former Chief Executive Officer” to our consolidated financial statements for further details.

Partially offsetting the above negative impacts during both the 2008 three- and six month periods were decreased mining and exploration expenses. This decrease was primarily related to expenses incurred during the first six months of 2007 in connection with the Company’s mining concessions in Mexico. The Company incurred no comparable expenses during the first six months of 2008.

Additionally, partially offsetting the above negative impacts during the first six months of 2008 compared with the same period last year were recruiting fees of $20,250 incurred during the 2007 first quarter related to the hiring of the Company’s then Chief Executive Officer. Effective October 31, 2007, the Company and its Chief Executive Officer mutually agreed to sever their relationship.

Other Income (Expenses)

Other income (expenses) decreased primarily due to a net gain on the sale of available-for-sale securities of $79,462 realized in the 2007 second quarter compared with none during the 2008 second quarter.

Other income (expenses) decreased primarily due to a net loss on the sale of available-for-sale securities of $7,840 realized during the first six months of 2008 compared with a net gain of $169,372 during the 2007 first six months.

Overview of Financial Position

At June 30, 2008, Shoshone had cash of $56,983 and total liabilities of $297,875. During the first six months of 2008, the Company received proceeds of $13,450 from the sale of investments and net proceeds of $195,985 from the issuance of 1,050,000 shares of the Company’s common stock. Additionally, the Company received proceeds of $100,000 from the sale of 500,000 shares of its common stock to two investors. These 500,000 shares were not issued during the 2008 second quarter. See “Note 6: Investments”, “Note 7: Stock to Issue” and “Note 9: Common Stock” to our consolidated financial statements for further details.

Investments

Shoshone’s investment portfolio at June 30, 2008 was $72,790, a decrease of $185,414 from the December 31, 2007 balance of $258,204, as a result of decreased per share values and decreased shares held as available-for-sale. See “Note 6: Investments” to our consolidated financial statements for further details.

Property, Plant and Equipment

At June 30, 2008, property, plant and equipment before accumulated depreciation totaled $2,332,568, an increase of $179,352 from $2,153,216 from the balance at December 31, 2007. On June 6, 2008, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. Also, the Company expended $84,012 to continue the refurbishment of the mill at its Lakeview property. See “Note 4. Property, Plant and Equipment” to our consolidated financial statements for further details.

Mineral and Mining Properties

At June 30, 2008, mineral and mining properties were unchanged from the balance of $379,690 at December 31, 2007.

Accrued Expenses and Other Liabilities

The Company’s accounts payable were $132,149 at June 30, 2008, which included $68,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer and included $44,131 in legal expenses. The Company’s accounts payable were $54,106 at December 31, 2007, which included $37,874 in legal expenses and $9,597 in expenditures associated with the Company’s Lakeview mining property. See “Note 7. Stock to Issue - Settlement Agreement with Former Chief Executive Officer” to our consolidated financial statements for further details.

Stock to Issue

The Company’s stock to issue was $120,000 at June 30, 2008, compared with zero at December 31, 2007. The balance at June 30, 2008, consisted of $100,000 received during the 2008 second quarter related to the sale 500,000 shares of the Company’s common stock that were issued subsequent to the 2008 second quarter and $20,000 accrued during the 2008 second quarter related to 100,000 shares of the Company’s common stock issued subsequent to the 2008 second quarter to the Company’s former Chief Executive Officer. See “Note 7. Stock to Issue” to our consolidated financial statements for further details.

Notes Payable

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $2,438 at June 30, 2008 and is payable within twelve months.

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $17,729 at June 30, 2008. Of this amount $14,032 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $3,588 at June 30, 2008 and is payable within three months. See “Note 3: Deposits and Prepaid Expenses” to our consolidated financial statements for further details.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $13,350 at June 30, 2008. Of this amount $4,166 is payable within twelve months.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $1,488,070 at June 30, 2008, a decrease of $293,201 from $1,781,271 at December 31, 2007. The decrease in total stockholders’ equity was primarily due to a net loss of $444,802 incurred during the first six months of 2008. Also, contributing to the decrease in total stockholders’ equity was a decrease of $164,123 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 6: Investments” to our consolidated financial statements for further details.

Partially offsetting these negative impacts was the issuance of 1,050,000 shares of common stock for net proceeds of $195,985, as well as the issuance of 454,000 shares of common stock in exchange for three pieces of heavy equipment. See “Note 4: Property, Plant and Equipment” and “Note 9: Common Stock” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During the first six months of 2008 and 2007, the Company’s operating activities used $187,795 and used $245,092, respectively. This reduction was primarily the result of a non-cash gain on the sale of investments of $169,372 included in the prior year results compared with a non-cash loss on the sales of investments of $7,840 during the current year. Partially offsetting this impact was the net loss of $444,802 during the first six months of 2008 compared with a net loss of $138,387 during the same period last year.

Investing Activities

During the first six months of 2008, the Company’s investing activities used $55,947 and contributed $58,318 during the same period last year. This was primarily the result of $182,850 in proceeds from the sale of investments received during the first six months of 2007 compared with only $13,450 during the first six months of 2008. This negative impact was partially offset by the purchase of $31,120 of investments in the first six months of 2007 compared with none in the first six months of 2008.

Financing Activities

During the first six months of 2008, the Company’s financing activities contributed $286,693 and used $16,506 during the same period last year. This improvement is primarily due to net proceeds of $195,985 from the issuance of 1,050,000 shares of common stock during the first six months of 2008 compared with none in the same period last year. Also contributing to this improvement was a payment of $120,000 received from Silver Valley Capital on a note receivable. See Note 5: Notes Receivable from Related Parties” to our consolidated financial statements for further details.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the 2008 second quarter, the Company sold 450,000 shares of common stock at a price per share of $0.20 to four accredited investors for gross proceeds of $90,000. For every two shares purchased, the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on January 26, 2009. This sale was made under the exemption from registration provided by Regulation D, Rule 506. The Company paid commissions totaling $4,016 for this equity transaction.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibit No.	Description of Document

	31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER MINING
COMPANY
(Registrant)

August 12, 2008	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

August 12, 2008	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer