Form 10-K
period 2008-09-30
SHOSHONE SILVER MINING CO INC
filed 2009-01-13
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES[ ] NO[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES[ ] NO[X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was approximately $3,718,000.

There were 22,063,179 shares of the registrant’s $0.10 par value common stock outstanding on December 18, 2008.

FORM 10-K
For the Fiscal Year Ended September 30, 2008

PART I

ITEM 1. BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," "the Company,” "we," and "our" refer to Shoshone Silver Mining Company.

Overview

Shoshone Silver Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969, and subsequently changed its name to Shoshone Silver Mining Company on January 22. 1970. The Company was formed to explore, develop and produce precious metals with a focus on northern Idaho and Canada. In the late 1990's, the Company was unable to productively utilize its Lakeview (Idaho) property and elected to concentrate its exploration activities throughout Idaho and also increasingly in other western states and Mexico.

In 2004, we formed a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating our Mexico property explorations and future operations. On August 11, 2008, we sold 100% of the common stock of our wholly owned subsidiary to Xtierra Resources, Ltd. Our four exploration mineral concessions covering 1,345 hectares located in Zacatecas, Mexico were included in this sale.

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified and commenced prospecting efforts in several areas in Idaho, Montana and Arizona. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production, and consequently we have no operating income.

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Conjecture		380	6	13
Idaho Lakeview & Keep Cool		640	15	17
Idaho Lakeview Millsite		13
Auxer		40	-	2
Talache		40	-	2
Subtotal		1,113	21	34

Silver Valley	Shoshone County, Idaho
Shoshone		96	5	-
Bullion		138	7	-
North Osburn		300	-	15
Subtotal		534	12	15

North Idaho	Boundary County, Idaho
Montgomery		500	-	25
Regal		80	-	4
		580	-	29

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16

Arizona Gold	Arizona
Arizona Goldfield	Mohave County	240	-	13
Western Gold	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32

Mexico Properties	Mexico
Other Mexican Properties	State of Sonora, Mexico	N/A	N/A	N/A

Idaho Lakeview District Holdings

The Company has a group of patented and unpatented properties located in Bonner County near the Shoshone milling facility commonly referred to as the Idaho Lakeview District Properties. This group includes the Conjecture, Idaho Lakeview, Weber, Keep Cool, Auxer and Talache properties.

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

Effective March 1, 2008, the terms of the Conjecture Lease were renegotiated to obtain more favorable terms for the Company. Beginning March 1, 2008 the Company will be required to:

  annually deliver 50,000 shares of Shoshone restricted common shares to Chester Mining;
  pay to Chester Mining an advance royalty of $125.00 per month until such time as net smelter returns (“NSR”) are payable; and
  pay net smelter returns to Chester Mining equal to a sliding percentage of total NSR received during that calendar quarter from the operations on the property, subject to minimum royalty provisions.
    The rate of NSR shall be (all at Handy & Harman, NY spot price):
      1.5% with silver under $8.00 per ounce;
      2.4% with silver between $8.00 and $9.99 per ounce; and
      2.5% with silver $10.00 and above.

Details of the original lease agreement may be found in the exhibit 10.2 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on August 3, 2006. An additional seven unpatented lode mining claims were staked by the Company in 2007.

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

Exploration Plans:

The company intends to conduct geophysics followed by exploration drilling from the surface in 2009.

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

Land Status:

The Idaho Lakeview and Keep Cool Groups comprise 9 patented and 7 unpatented lode mining claims. The Weber Group is comprised of 6 patented and 10 unpatented lode mining claims. The Idaho Lakeview Millsite consists of a mill and water treatment facility on 12.5 patented acres.

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

In 1924, the Venezwela Group of claims was taken over by the Hewer Mining Company and became what is now known as the Lakeview Mine. An internal shaft was eventually sunk to the 1,400 ft level and between 1923 and 1943 the Lakeview mine produced 24,500 tons of ore.

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

Development Activities:

Effective September 30, 2008, the Company completed the refurbishment of the Lakeview Mill. The mill is processing previously mined and stockpiled mineralized material. Concentrates from milling activities are being stored at the mill facility. This refurbishment included repairs and updates to the existing equipment and electrical infrastructure and installation of a new water management system.

Exploration and Development Plans:

During 2008, the Company conducted trenching and sampling on a portion of the Weber Shear between the Weber and Keep Cool Mines. Also, during 2008, the Company conducted exploration drilling from the surface over a portion of the properties. During 2009, the Company plans to perform renewed exploration activities on its Idaho Lakeview, Keep Cool and Weber properties.

Production Plans:

The Company will continue milling previously mined and stockpiled mineralized materials in 2009 when snow no longer makes the roads impassable. Additionally, Shoshone plans to engage in limited surface mining in the Weber shear as it extends from the Weber to the Keep Cool on its patented ground provided initial drilling substantiates the continued mineralization of the shear at or near the surface.

Mineralized material that may be obtained from this mining activity will be processed at the Lakeview Mill. The company will be stockpiling concentrates from milling at its facilities until a sufficient quantity of concentrates are held to make shipping and smelting economically advantageous. Planned production activities will continue while roads are passable by heavy equipment.

Impairment:

During 2006, the Company paid fees to make improvements to the land to be more accessible as well as usable. The total amount of $68,472 was capitalized.

The Company believes that, when compared to the market value of the property, the deferred costs of $334,690 have not suffered impairment. Accordingly, at September 30, 2008, the Company did not consider a write-down to the carrying cost necessary.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2008, the Company did not consider a write-down to the carrying cost necessary.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2008, the Company did not consider a write-down to the carrying cost necessary.

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

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 96.9acres in the St. Joe Mining District. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2007, the Company paid $93 in property taxes on this property. The Company has not made improvements to the property.

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

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 132.5 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2008, the Company paid $93 in property taxes on this property. The Company has not made improvements to the property.

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

A map showing the North Osburn Group is contained in Exhibit 99.13 which was filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2008, File No.000-31184.

Land Status:

The North Osburn Group consists of 15 unpatented lode claims totaling approximately 300 acres. Title to the property is maintained by annual payment of BLM fees in the amount of $1,875.00. The Company has not made improvements to the property. The current electrical and water supply to the property is unknown.

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

Impairment:

The Company believes that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at September 30, 2008, the Company did not consider a write-down to the carrying cost necessary.

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

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1,800 feet of relief in the claim group. No additional claims are staked in the area. The claims are maintained by annual payment of BLM Maintenance Fees of $3,125. The Company has not made improvements to the property. Commercial power is available on County Road 49. Water access is unknown.

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

Exploration History:

The property has been explored by means of approximately 3,500 feet of drift development in 3 primary tunnels and 4 smaller tunnels. This development appears to establish lateral continuity of the sills and veins. In addition to drifting there have been several diamond drill holes completed and at least one surface geophysics survey has been run on the property.

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

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres. The claims are maintained by annual payment of BLM Maintenance Fees of $750.00. The company has not improved the property. Electrical status is unknown. Water is available via streams running through the property. Three holding/settling ponds, approved by the State of Montana as harmless to Bull Trout found in the area, have been constructed.

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

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series. In 2003, the Company acquired the Western Gold Claims for $15,000. The claims are maintained by annual payment of BLM Maintenance Fees of $1,625. The Company has made no improvements to the property. Power and water sources are unknown.

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

Exploration Plans:

The Company anticipates developing exploration plans in fiscal 2009.

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

California Creek Uranium

On July 24, 2008, we entered into an agreement to acquire 200,000 shares of common stock of Bayswater Uranium Corporation, a Canadian company (“Bayswater”), in exchange for our 43 unpatented mining claims in Elko County, Nevada. This exchange was valued at $60,000 based on the market price of Bayswater’s common stock on July 24, 2008.

Mexico Properties

Bilbao

On August 11, 2008, we sold 100% of the common stock of our wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). Shoshone’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for our interest in the Bilbao concessions we received net proceeds of $2,497,990 and a note receivable (net of discount) for $1,865,363.

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

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

EMPLOYEES

The Company currently has 12 employees, 3 of whom are both officers and directors and one of which is a director.

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

On September 10, 2008, the Company acquired for $150,000 a 50% interest in a commercial office building in Coeur d’Alene, Idaho. The Company paid $100,000 at the signing of the purchase agreement and paid the remaining $50,000 in October 2008.

Effective September 30, 2008, the Company’s refurbished Lakeview Mill with a cost of $499,681 was placed into service and will begin to be depreciated over 31.5 years starting on October 1, 2008.

The Company’s executive offices are located at 403 Seventh Street, Wallace, Idaho, 83873, and its telephone number is (208) 752-1070. The Company leases its office space under a year-to-year lease for monthly rent payments of $550.00.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, including that discussed below, would not materially affect our consolidated financial position, results of operations or cash flows.

On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against us in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. Currently, we do not believe that the resolution of this civil action will materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company’s directors and executive officers.

NAME	AGE	POSITION
Lex Smith	56	President and Director
Carol Stephan	67	Secretary and Director
Melanie Farrand	53	Treasurer and Director
Sharon Jacobs	51	Director

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

Carol Stephan has over 30 years of experience in the mining and timber industries. Additionally, she is currently serving as a Director of Sterling Mining Company, an Officer of Merger Mines Corporation, a Director and Secretary of Shoshone Silver Mining Company and as a Director and Officer of Gold Crest Mines. Her extensive experience in the administration and management of mining companies has been gleaned from the many years she has worked with and managed mining and timber companies in the western United States. In addition, Ms. Stephan currently owns and operates several successful businesses in Idaho.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSER PURCHASES OF EQUITY SECURITIES

The Company’s shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.OB. Summary trading by quarter for fiscal 2008 and 2007 are as follows:

Fiscal Quarter	High (b)	Low (b)

2007
Fourth Quarter (a)	$-	$-
Third Quarter	$0.20	$0.10
Second Quarter	$0.23	$0.13
First Quarter	$0.32	$0.19

2007
Fourth Quarter	$0.43	$0.21
Third Quarter	$0.31	$0.21
Second Quarter	$0.35	$0.24
First Quarter	$0.40	$0.23

(a) On September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008. This report covers the nine-month transition period of January 1, 2008 through September 30, 2008.

(b) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2008, the Company had approximately 1,589 holders of record of our common stock.

The Company has not paid any dividends since our inception and do not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

The Company has no equity compensation plan or plans.

Unregistered Sales of Equity Securities

During the three-month period ended September 30, 2008, the Company sold 500,000 shares of common stock at a price per share of $0.20 to two accredited investors for gross proceeds of $100,000. For every two shares purchased, the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on June 9, 2009. This sale was made under the exemption from registration provided by Regulation D, Rule 506. The Company paid commissions totaling $4,016 for this equity transaction.

Purchases of Equity Securities by the Issuer

On September 17, 2008, the Company acquired 126,000 shares of its common stock at a price of $0.12 per share.

On September 18, 2008, the Company acquired 6,100 shares of its common stock at a price of $0.12 per share.

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

Fiscal Year End Change
References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, our fiscal year ended on December 31st. However, on September 29, 2008, our board of directors approved a change in our fiscal year end from December 31st to September 30th, effective on September 30, 2008. This report covers the nine-month transition period of January 1, 2008 through September 30, 2008.

Plan of Operation
On August 11, 2008, we sold 100% of the common stock of our wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). Our interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for our interest in the Bilbao concessions we received net proceeds of 2,498,490 and a note receivable for $2,500,000.

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, we imputed interest at a rate of 5%. Accordingly we recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. During 2009, we plan to conduct geologic assessments of our Lakeview Property. We began the milling of previously stockpiled material in the fall of 2007 and we plan to continue this into 2009. After that, we anticipate conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill. We intend to use the proceeds from the sale of our Bilbao concessions to finance these plans.

Comparison of the Nine Months Ended September 30, 2008 and the Twelve Months Ended December 31, 2007:

Results of Operations

Please note that the following discussions compare a nine-month fiscal year 2008 with a twelve-month fiscal year 2007. Fiscal year 2008 is a nine-month transition period attributable to the change in our fiscal year end. On September 29, 2008, our board of directors approved a change in our fiscal year end from December 31st to September 30th, effective on September 30, 2008.

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the year ended September 30, 2008 compared with the fiscal year ended December 31, 2007. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2008	2007	$ Change	% Change

REVENUES	$240	$941	$(701)	-74.5%
COST OF REVENUES	127	562	(435)	-77.4%
GROSS PROFIT	113	379	(266)	-70.2%
General and administrative	490,770	368,230	122,540	33.3%
Professional fees	189,342	144,488	44,854	31.0%
Depreciation	44,392	43,612	780	1.8%
Mining and exploration expenses	68,404	136,695	(68,291)	-50.0%
Net gain on sale of load claim	(60,000)	-	(60,000)	0.0%
Total Operating Expenses	732,908	693,025	39,883	5.8%
LOSS FROM OPERATIONS	(732,795)	(692,646)	(40,149)	5.8%
Lease income	-	2,514	(2,514)	-100.0%
Net gain on sale of securities	(7,840)	385,913	(393,753)	-102.0%
Dividend and interest income	22,637	29,807	(7,170)	-24.1%
Net gain on the sale of Mexican
mining concession	4,363,353	-	4,363,353	0.0%
Interest expense	(3,250)	(1,170)	(2,080)	177.8%
Other income	3,253	2,728	525	19.2%
Total Other Income	4,378,153	419,792	3,958,361	942.9%
NET (LOSS) INCOME	$3,645,358	$(272,854)	$3,918,212	-1436.0%

The following table, which sets forth our unaudited results of operations for the three-months ended December 31, 2007, is provided to assist the reader in assessing the differences in our overall fiscal 2008 and 2007 performance.

Three-Month
Period Ended
December 31, 2007
(unaudited)
Revenues	$180
Cost of Revenue	96
Gross Profit	84

Operating Expenses
General and administrative	91,661
Professional fees	54,775
Depreciation	12,642
Mining and exploration expenses	19,307
Total Operating Expenses	178,385

Loss From Operations	(178,301)

Other Income (Expenses)
Net gain on sale of securities	41,424
Lease income	2,514
Other income	1,407
Dividend and interest income	6,005
Interest expense	(479)
Total Other Income	50,871

Net Loss Before Income Taxes	$(127,430)

Net Loss Per Common Share, Basic and Diluted	$(0.01)

Overview of Operating Results

The increase in net income during fiscal 2008 from fiscal 2007 was primarily the result of a net gain on the sale of our interest in the Bilbao concessions in Zacatecas, Mexico. In exchange for our interest in the Bilbao concessions we received net proceeds of $2,497,990 and a non-interest bearing note receivable (net of discount) for $1,865,363. The deferred costs of $80,000 related to these concessions were included in exploration expenses in a prior year.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

This positive impact was partially offset primarily by a net loss on the sale of available-for-sale securities of $7,840 realized during the nine-month fiscal 2008 compared with a net gain of $385,913 realized during the twelve-month fiscal 2007.

Operating Expenses

Operating expenses increased during nine-month fiscal 2008 compared with twelve-month fiscal 2007. The increase between these two periods is larger than it appears also due to the $178,301 loss from operations incurred during the three-month period ended December 31, 2007.

The increase in operating expenses during fiscal 2008 was primarily attributable to $78,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer. Also contributing to the increase, although to a lesser extent, in were incremental salary expenses related to the hiring of six new employees during fiscal 2008 and increased legal and accounting fees associated with the sale of our Mexican mining concession. See “Note 12. Accounts Payable - Settlement Agreement with Former Chief Executive Officer” to our consolidated financial statements for further details.

Partially offsetting these negative impacts was a net gain on the sale of a lode claim of $60,000 realized during fiscal 2008. On July 24, 2008, we acquired 200,000 shares of common stock of Bayswater Uranium Corporation, a Canadian company (“Bayswater”), in exchange for our 43 unpatented mining claims in Elko County, Nevada. This exchange was valued at $60,000 based on the market price of Bayswater’s common stock on July 24, 2008. The Company did not realize a gain on the sale of a lode claim during fiscal 2007.

Other Income (Expenses)

The increase in other income during fiscal 2008 from fiscal 2007 was primarily due to a net gain of $4,997,990 on the sale of our interest in the Bilbao concessions in Zacatecas, Mexico. In exchange for our interest in the Bilbao concessions we received net proceeds of 2,497,990 and a non-interest bearing note receivable, net of discount, for $1,865,363. The deferred costs of $80,000 related to these concessions were included in exploration expenses in a prior year.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

This positive impact was partially offset primarily by a net loss on the sale of available-for-sale securities of $7,840 realized during the nine-month fiscal 2008 compared with a net gain of $385,913 realized during the twelve-month fiscal 2007. A net gain from the sale of available-for-dale securities of $41,424 was realized during the three-month period ended December 31, 2007 accounts for a portion of the decrease in this account. The remaining decrease is due to fewer available-for-sale securities being sold at reduced market values.

Overview of Financial Position

At September 30, 2008, we had cash of $1,507,066 and total liabilities of $211,199. During 2008, we received net proceeds of $2,497,990 from the sale of our interest in the Bilbao concessions in Zacatecas, Mexico, $295,984 from the issuance of 1,550,000 shares of common stock to ten investors, and $13,450 from the from the sale of available-for-sale securities. These proceeds were utilized to complete the refurbishment of the Company’s Lakeview mining property and will be used to finance our expanding operations.

Property, Plant and Equipment

At September 30, 2008, property, plant and equipment before accumulated depreciation totaled $2,585,095, an increase of $431,879 from $2,153,216 from the balance at December 31, 2007. The following contributed to this increase:

1.	We expended $114,511 during fiscal 2008 to complete the refurbishment of the mill at our Lakeview property;
2.	We expended $167,368 during fiscal 2008 to acquire equipment primarily related to the operations at our Lakeview property;
3.

We issued 454,000 shares of common stock on June 6, 2008, in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008.

4.	We acquired for $150,000 on September 10, 2008, a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

See “Note 7. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On September 30, 2008, we had current and long-term notes receivable, net of discount, of $2,194,307 compared with $118,363 at December 31, 2008.

This increase is primarily due the sale of our interest in the Bilbao concessions in Zacatecas, Mexico. In exchange for this we received net proceeds of 2,497,990 and a non-interest bearing note receivable, net of discount, for $1,865,363. The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

Additionally, in connection with a letter-of-intent entered into with Kimberly Gold Mines, Inc. (“Kimberly), on August 29, 2008, we advanced Kimberly $200,000 in exchange for a promissory note to reduce their outstanding obligations. The note bears interest at 6.0% per annum and is payable on demand at any time. Further, until the principal and accrued interest are paid, the note is secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share.

See “Note 10. Notes Receivable” to our consolidated financial statements for further details.

Investments

Shoshone’s investment portfolio at September 30, 2008 was $356,823, an increase of $98,619 from the December 31, 2007 balance of $258,204. This increase was primarily a result of the acquisition of 1,266,013 shares of common stock in various companies. Partially offsetting this positive impact was decreased per share values. See “Note 11: Investments” to our consolidated financial statements for further details.

Accounts Payable and Accrued Expenses

Our accounts payable were $195,507 at September 30, 2008, which included $48,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho. Our accounts payable were $54,106 at December 31, 2007, which included $37,874 in legal expenses and $9,597 in expenditures associated with the Company’s Lakeview mining property.

Notes Payable

During 2006, we acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $1,136 at September 30, 2008 and is payable within twelve months.

During the third quarter of 2007, we acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $13,183 at June 30, 2008. Of this amount $14,032 is payable within twelve months.

In December 2007, we purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. We recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $0 at September 30, 2008.

In December 2007, we purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $12,328 at September, 2008. Of this amount $4,207 is payable within twelve months.

See “Note 13. Notes Payable” to our consolidated financial statements for further details.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $5,641,020 at September 30, 2008, an increase of $3,976,885 from $1,781,271 at December 31, 2007. The increase in total stockholders’ equity was primarily due to net income of $3,645,358 realized during fiscal 2008. Also contributing to this increase was the issuance of 1,550,000 shares of common stock for net proceeds of $295,985, as well as the issuance of 454,000 shares of common stock in exchange for three pieces of heavy equipment. See “Note 7: Property, Plant and Equipment” and “Note 14: Common Stock” to our consolidated financial statements for further details.

Partially offsetting this increase in total stockholders’ equity was a decrease of $200,113 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 11: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities
During fiscal 2008 and fiscal 2007, our operating activities used $605,015 and used $552,117, respectively. This increase was primarily the result of a $4,363,353 net gain on the sale of our Mexican mining concession. Partially offsetting this impact was a gain on the sale of investments of $385,913 included in the prior fiscal year results compared with a non-cash loss on the sales of investments of $7,840 during the current fiscal year.

Investing Activities
Our investing activities provided $1,989,426 and $37,511 during fiscal 2008 and fiscal 2007, respectively, on increase of $1,951,915. This increase was primarily the result of net proceeds of $2,497,990 received in connection with the sale of our Mexican mining concession. Partially offsetting this were proceeds from the sale of investments of $481,285 received during fiscal 2007 compared with only $13,450 during fiscal 2008. Also partially offsetting this was the purchase of $260,023 of investments during fiscal 2008 compared with $31,121 during fiscal 2007.

Financing Activities
Our financing activities contributed $171,623and $334,999 during fiscal 2008 and fiscal 2007, respectively, a decrease of $163,376. This decrease is primarily due our advancing Kimberly $200,000 in exchange for a promissory note to reduce their outstanding obligations. Partially offsetting this was a payment of $120,000 received from Silver Valley Capital on a note receivable. Also partially offsetting this were net proceeds of $295,985 from the issuance of 1,550,000 shares of common stock during fiscal 2008 compared with the net proceeds of $252,000 from issuance of $1,450,000 shares of common stock during fiscal 2007.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and Stockholders of
Shoshone Silver Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Shoshone Silver Mining Company as of September 30, 2008, and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period and year then ended, and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company as of September 30, 2008 and December 31, 2007 and the results of its operations, stockholders equity and its cash flows for the period and the year then ended, and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 12, 2009

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,570,066	$14,032
Note receivable (net of discount) - current portion	422,277	-
Receivables from related parties	9,624	9,624
Deposits and prepaids	4,806	19,886
Supplies inventory	2,821	2,948
Total Current Assets	2,009,594	46,490

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,585,095	2,153,216
Accumulated depreciation	(1,244,225)	(1,199,833)
Total Property Plant and Equipment	1,340,870	953,383

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	3,716	136,180
Notes receivable (net of discount)	1,772,030	118,363
Accrued interest receivable	10,739	4,267
Investments	356,823	258,204
Total Other Assets	2,143,308	517,014

TOTAL ASSETS	$5,873,462	$1,896,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$195,507	$54,106
Accrued expenses	10,288	1,755
Notes payable - current portion	18,526	37,292
Total Current Liabilities	224,321	93,153

Note payable - noncurrent portion	8,121	22,153
Total Liabilities	232,442	115,306

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
22,063,179 and 19,847,179 shares issued and outstanding	2,206,318	1,984,718
Additional paid-in capital	3,522,385	3,308,261
Treasury stock	(309,853)	(288,633)
Stock options	-	-
Subscriptions receivable	-	-
Accumulated deficit in exploration stage	1,906,423	(1,738,935)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	(16,771)	183,342
Total Stockholders' Equity	5,641,020	1,781,271

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,873,462	$1,896,577

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			Period from
			January 1, 2000
	Fiscal Year Ended		(beginning of
	September 30,	December 31,	development stage)
	2008 (a)	2007	to September 30, 2008

REVENUES	$240	$941	$377,638

COST OF REVENUES	127	562	230,260

GROSS PROFIT	113	379	147,378

OPERATING EXPENSES
General and administrative	490,770	362,190	1,471,194
Professional fees	189,342	144,488	640,482
Consulting fees	-	-	135,140
Depreciation	44,392	43,612	333,296
Mining and exploration expenses	68,404	142,735	1,560,307
Net gain on sale of load claim	(60,000)	-	(193,907)
Total Operating Expenses	732,908	693,025	3,946,512

LOSS FROM OPERATIONS	(732,795)	(692,646)	(3,799,134)

OTHER INCOME (EXPENSES)
Lease income	-	2,514	444,044
Net gain on sale of securities	(7,840)	385,913	1,130,208
Dividend and interest income	22,637	29,807	91,300
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Gain on sale of Mexican mining concession	4,363,353		4,363,353
Interest expense	(3,250)	(1,170)	(4,908)
Other income	3,253	2,728	5,981
Total Other Income (Expenses)	4,378,153	419,792	5,705,557

INCOME (LOSS) BEFORE INCOME TAXES	3,645,358	(272,854)	1,906,423

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	3,645,358	(272,854)	1,906,423

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(207,954)	(33,570)	502,451

NET COMPREHENSIVE INCOME (LOSS)	$3,437,404	$(306,424)	$2,408,874

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.17	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.17	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	20,935,677	18,733,009

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	20,935,677	18,733,009

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional					Other	Total
	Number		Paid-in	Treasury	Stock	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Stock	Options	Receivable	Deficit	Income	Equity
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465
Expiration of stock options	-	-	12,221	-	(12,221)	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs
of $18,000	1,000,000	100,000	62,000	-	-	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000	20,000	-	-	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price
of $0.27 per share	100,000	10,000	17,000	-	-	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600	1,320	-	-	-	-	-	1,920
Adjustments to common stock and treasury stock to
adjust to actual. See Note 2.	47,382	4,739	16,388	(21,127)	-	-	-	-	-
Receipt of subscription receivable	-	-	-	-	-	18,844	-	-	18,844
Issuance of treasury stock for expenses incurred in
the prior year	-	-	3,190	3,190	-	-	-	-	6,380
Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)
Net income for the year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719	$3,308,262	$(288,633)	$-	$-	$(3,406,417)	$183,342	$1,781,272
Issuance of stock in exchange for services	12,000	1,200	1,200	-	-	-	-	-	2,400
Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000	25,000	-	-	-	-	-	60,000
Unrealized holding gain on investments	-	-	-	-	-	-	-	-	-
Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000	40,984	-	-	-	-	-	85,984
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price
of $0.22 per share	100,000	10,000	12,000	-	-	-	-	-	22,000
Stock issued in exchange for heavy equipement	454,000	45,400	49,940	-	-	-	-	-	95,340
Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000
Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000	10,000						20,000
Acquisition of 50,000 shares of treasury stock at $0.12 per share				(6,100)					(6,100)
Acquisition of 126,000 shares of treasury stock at $0.12 per share				(15,120)					(15,120)
Unrealized holding gain on investments	-	-	-	-	-	-	-	(200,114)	(200,114)
Net income for nine-month period ended September 30, 2008	-	-	-	-	-	-	3,645,358	-	3,645,358
	22,063,179	2,206,319	3,522,386	(309,853)	-	-	238,941	(16,772)	5,641,020

The accompanying notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Nine Months	Twelve Months	January 1, 2000
	Ended	Ended	(beginning of
	September 30,	December 31,	development stage)
	2008	2007	to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,645,358	$(272,854)	$1,906,423
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	44,392	43,612	333,296
Amortization of note receivable discount	(7,773)	-	(7,773)
Common stock issued for services	2,400	1,919	193,686
Common stock issued for mining and exploration expenses	22,000	27,000	285,500
Common stock issued in settlement of agreement with former CEO	20,000	-	20,000
Treasury stock issued for services	-	-	20,320
Net gain on sale of lode claim	(60,000)	-	(193,907)
Net gain on sale of Mexican mining concession	(4,363,353)	-	(4,363,353)
Net loss (gain) on sale of investments	7,840	(385,913)	(1,130,208)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Changes in assets and liabilities:
Change in receivable from related party	-	1,000	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	15,080	3,389	10,639
Change in supplies inventory	127	1,040	9,911
Change in accrued interest receivable	(6,472)	5,256	(10,739)
Change in accrued liabilities	8,533	(599)	6,304
Change in accounts payable	66,853	24,033	106,915
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(605,015)	(552,117)	(1,724,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(260,023)	(31,121)	(4,007,170)
Proceeds from sale of investments	13,450	481,285	4,572,218
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	2,497,990	-	2,497,990
Purchase of fixed assets	(261,991)	(412,653)	(713,958)
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	1,989,426	37,511	2,306,715

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	295,985	252,000	1,242,570
Common shares repurchased for treasury	(21,220)	-	(21,220)
Advances on notes receivable	(202,808)	-	(296,022)
Advances to related party	-	-	(195,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	132,464	71,125	332,498
Payments received on notes receivable	-	1,001	130,038
Payment of common stock subscriptions	-	18,844	20,225
Payment made on long-term note payable	(32,798)	(7,971)	(203,299)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	171,623	334,999	927,550

Net increase (decrease) in cash	1,556,034	(179,607)	1,510,077

Cash, beginning of period	14,032	193,639	59,989

Cash, end of period	$1,570,066	$14,032	$1,570,066

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$3,250	$1,170	$4,908
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit utilized to purchase fixed asset	$-	$5,000	$5,000
Note payable issued in exchange for prepaid asset	$-	$-	$15,626
Accounts payable issued in exchange for partial payment on office building	$50,000	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Stock received in exchange for lode claim	$60,000	$-	$60,000
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Note receivable (net of discount) in connection with sale of lode claim	$1,865,363	$-	$1,865,363
Note issued in exchanged for vehicle	$-	$-	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of equipment	$95,340	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

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

Beginning in fiscal 2000, the Company entered an exploration stage. The Company has acquired several mining properties since entering the exploration stage. During 2008, the Company completed the refurbishment of the mill at our Lakeview property. During 2009, the Company plans to conduct geologic assessments of its Lakeview Property. The Company began the milling of previously stockpiled material in the fall of 2007 and it plans to continue this into 2009. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. The Company’s four exploration mineral concessions covering 1,345 hectares located in Zacatecas, Mexico were included in this sale. See Note 11 and Note 19.

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company’s fiscal year ended on December 31st. However, on September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008. This report covers the nine-month transition period of January 1, 2008 through September 30, 2008.

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

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs. The discounting of this note receivable utilized interest rates.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2008, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$356,823	$356,823	$-	$-

Note Receivable (net of discount)	1,873,135	-	1,873,135	-

Total Assets Measured at Fair Value	$2,229,958	$356,823	$1,873,135	$-

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at September 30, 2008 and December 31, 2007, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $1,296,921 and $0, respectively.

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

At September 30, 2008, there were 1,500,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2008, because they would have been anti-dilutive.

At December 31, 2007, there were 725,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at December 31, 2007 because they would have been anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, deposits and prepaids, inventory, investment in available-for-sale securities, accounts payable and short-term borrowings. All instruments other than the investment in available-for-sale securities are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates. Investments in available-for-sale securities are recorded at fair value at the reporting dates in accordance with SFAS 115.

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

Notes Receivable

The Company’s policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible. At that time, an allowance for bad debt would be established and interest would stop accruing.

Principles of Consolidation

Historically, the Company’s consolidated financial statements have included the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V. The inter-company accounts and transactions were eliminated upon consolidation. However, on September 2, 2008, the Company sold all of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 11 and 19.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment begins on the date the asset is place in service and is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-one and one half years. See Note 7.

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

The significant components of the deferred tax assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Deferred Tax Assets

Net operating loss carryforward	$47,924	$643,000
Imputed interest	107,322	-
Deferred tax assets	155,246	643,000

Deferred Tax Liabilities
Installment income	(744,188)	-
Depreciation	(7,611)	-
Deferred tax liabilities	(751,799)	-

Net deferred tax (liabilities) assets	$(596,553)	$643,000

Valuation Allowance	$596,553	$(643,000)

Net deferred tax (liabilities) assets	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2008. At September 30, 2008 and December 31, 2007, the Company had net operating loss carry-forwards of approximately $141,000 and $1,890,000, respectively, which expire in the years 2022 through 2028.

The Company has a total deferred tax liability of $751,799. Of this amount $744,188 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions (see note 10) that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.

The Company has a total deferred tax asset of $155,246. Of this amount $107,322 represents the imputed interest that will be recognized for financial statement purposes while income will be recognized under the installment method for tax purposes. The remaining $47,924 relates to the Company’s net operating loss carryforward of $141,000.

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

Revenue Recognition and Cost of Sales

The Company generates revenue from two sources: timber sales and sales of silver medallions. The Company recognizes revenue from sales at the time payment for the timber is received. Sales in both fiscal 2007 and 2008 are primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities.

Treasury Stock

The Company accounts for its treasury stock under the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock). The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. See Note 15.

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

NOTE 3: FISCAL YEAR CHANGE

On September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008. The table below summarizes selected unaudited financial data for the three-month period ended December 31, 2007.

Three-Month
Period Ended
December 31, 2007
(unaudited)
Revenues	$180
Cost of Revenue	96
Gross Profit	84

Operating Expenses
General and administrative	91,661
Professional fees	54,775
Depreciation	12,642
Mining and exploration expenses	19,307
Total Operating Expenses	178,385

Loss From Operations	(178,301)

Other Income (Expenses)
Net gain on sale of securities	41,424
Lease income	2,514
Other income	1,407
Dividend and interest income	6,005
Interest expense	(479)
Total Other Income	50,871

Net Loss Before Income Taxes	$(127,430)

Net Loss Per Common Share, Basic and Diluted	$(0.01)

NOTE 4: ACCOUNTS RECEIVABLE FROM RELATED PARTY

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party for certain administrative services. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. As of September 30, 2008, a total of $2,000 had been received. The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At September 30, 2008, no reserve was deemed necessary.

NOTE 5: DEPOSITS AND PREPAID EXPENSES

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,626 note payable. During fiscal 2008, $16,001 of the prepaid insurance was amortized into General & Administrative Expenses. See Note 13.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that requires the Company to pay a royalty of $125 per month until “net smelter returns” (as defined in the Amended Lease) are payable. The Company paid Chester Mining Company $1,500 as an advance royalty payment. At September 30, 2008, the unamortized balance of this advance royalty payment was $1,250.

NOTE 6: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.

During fiscal 2008, the Company sold 12 medallions at a total cost of $127 and revenue of $240. At September 30, 2008, the Company had 266 coins remaining in inventory with an historical cost basis of $2,821.

NOTE 7: PROPERTY AND EQUIPMENT

On June 6, 2008, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. See Note 14.

On September 10, 2008, the Company acquired for $150,000 a 50% interest in a commercial office building in Coeur d’Alene, Idaho. The Company paid $100,000 at the signing of the purchase agreement and paid the remaining $50,000 in October 2008. See Note 21.

Effective September 30, 2008, the Company’s Refurbished Lakeview Mill was placed into service and will begin to be depreciated over 31.5 years starting on October 1, 2008.

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Equipment	$882,638	$715,270
Construction in Progress	-	385,170
Refurbished Lakeview Mill	499,681	-
Office Building	150,000	-
Property & Mill	1,052,776	1,052,776
	2,585,095	2,153,216
Less accumulated depreciation	(1,244,225)	(1,199,833)
Property, Plant & Equipment, net	$1,340,870	$953,383

Depreciation expense was $44,392 for the nine-month fiscal year ended September 30, 2008, and $43,612 for the twelve-month fiscal year ended December 31, 2007.

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

NOTE 8: MINERAL AND MINING PROPERTIES

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

Lakeview District, Idaho

Idaho Lakeview, Keep Cool Group and Weber Group
The Company acquired the Lakeview and Keep Cool mining properties consisting of 9 patented and 17unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985. The total cost of the properties, $334,690, is included in the financial statements under mining properties.

During 2006, the Company made make improvements to the land to be more accessible as well as usable. The total cost of the $68,472 was capitalized. This amount is a component of the total cost of the properties of $334,690 discussed above.

The Company acquired, for 100,000 shares of its common stock, 6 patented and 5 unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. The cost of the property, $125,000, was expensed in prior years as an exploration expense. The Company acquired an additional seven unpatented claims during 2007.

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

During fiscal 2008, the Company issued 100,000 shares valued at $22,000 ($0.22 per share) for the 2008 lease payment.

During fiscal 2007, the Company issued 100,000 shares valued at $27,000 ($0.27 per share) for the 2007 lease payment. See Note 12 and Note 14.

Effective March 1, 2008, the terms of the Conjecture Lease were renegotiated to obtain more favorable terms for the Company. Beginning March 1, 2008 the Company will be required to:

  annually deliver 50,000 shares of Shoshone restricted common shares to Chester Mining;
  pay to Chester Mining an advance royalty of $125.00 per month until such time as net smelter returns (“NSR”) are payable; and

  pay net smelter returns to Chester Mining equal to a sliding percentage of total NSR received during that calendar quarter from the operations on the property, subject to minimum royalty provisions.
      The rate of NSR shall be (all at Handy & Harman, NY spot price):
      1.5% with silver under $8.00 per ounce;
      2.4% with silver between $8.00 and $9.99 per ounce; and
      2.5% with silver $10.00 and above.

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

Princeton Gulch Claims
During 2006, the Company made a partial payment of $13,000 toward the purchase of four unpatented placer claims and two unpatented lode claims. These claims in aggregate cover 120 acres and are located in Granite County, Montana. The payment of $13,000 was included in exploration expenses during 2006.

Drumheller Group
The Company owned six patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein. The Company issued 109,141 shares of its common stock to acquire these claims in February 1984.

During 2006, the Company sold the Drumheller Group of claims for $150,000 to an unrelated party. The cost of the property, $218,282, was expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. See Note 9 and 21.

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

In 2005, the Company entered into a Letter of Intent with International Arimex Resouces, Inc. (“Arimex”) that would allow Arimex to earn up to 100% interest in these properties. During 2007, the California Creek Option Agreement terminated due to lack of performance by the unrelated party. See Note 19.

On July 24, 2008, the Company entered into an agreement to sell these 43 unpatented lode claims to Bayswater Uranium Corporation, a Canadian Company (“Bayswater”). In exchange for these claims, the Company received 200,000 shares of Bayswater common stock which is traded on the Toronto Stock Exchange. July 24, 2008, this transaction was valued at $60,000 based on the then market value of Bayswater stock of $0.30 per share.

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

On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of 2,497,990 and a non-interest bearing note receivable, net of discount, for $1,865,363.

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

Sonora Mexico Mining Properties
Shoshone has an interest in several other Mexican exploration projects which the Company does not currently consider to be material.

NOTE 9: NOTES RECEIVABLE FROM RELATED PARTIES

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

During fiscal 2008, payments totaling $140,000 were received on this note of which $132,464 was applied to principal and $7,536 was applied to accrued interest receivable. Interest income of $6,432 was accrued during fiscal 2008. The balance remaining on this note at September 30, 2008, was $3,716.

NOTE 10: NOTES RECEIVABLE

Sale of Lode Claim
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

During fiscal 2008, the Company received no payments on this note receivable. During fiscal 2008, interest income of $6,517 was accrued. On December 17, 2008, the terms of this note were modified. Based on these modifications, no reserve was deemed necessary at September 30, 2008. See Note 21.

Mexican Concessions
On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of 2,497,990 and a non-interest bearing note receivable, net of discount, for $1,865,363.

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During fiscal 2008, $7,773 of interest income was realized through the amortization of this note discount.

Kimberly Gold Mines
On August 29, 2008, the Company entered into a letter-of-intent with Kimberly Gold Mines, Inc. (“Kimberly). The letter-of-intent concerns the acquisition by the Company of 100% of Kimberly’s issued and outstanding common shares. Under the terms of this letter-of-intent, the Company has offered one share of its common stock for every two shares of Kimberly’s common stock.

In connection with this letter-of-intent, the Company advanced Kimberly $200,000 in exchange for a promissory note to reduce their outstanding obligations. The note bears interest at 6.0% per annum and is payable on demand at any time. Further, until the principal and accrued interest are paid, the note is secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share. Interest income of $1,000 was accrued during fiscal 2008.

Signal Silver-Gold, Inc.
On August 27, 2008, the Company advanced Signal Silver-Gold, Inc. (“Signal”) $2,808 in exchange for a promissory note. The note bears interest at 6% per annum and is payable on demand at any time. Interest income of $59 was accrued during fiscal 2008.

NOTE 11: INVESTMENTS

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

The following summarizes the securities available for sale at September 30, 2008:

	# of		Market
Security	Shares	Cost	Value
Chester Mining Company	2,500	$12,567	$550
Bayswater Uranium Corporation	200,000	60,000	28,000
Gold Crest Mines	617,600	3,900	21,516
Kimberly Gold Mines	321,500	38,035	23,275
Lucky Friday Extension	5,000	1,100	1,200
Merger Mines	840,138	202,233	226,837
Metropolitan Mines Limited	6,000	2,008	1,200
New Jersey Mining	142,875	34,290	51,435
Sterling Mining	5,000	2,000	1,050
Vindicator Mines	88,000	17,600	1,760

Balance, September 30, 2008	2,228,613	$373,733	$356,823

The Company had an unrealized holding loss during the fiscal year ended September 30, 2008 $(207,954). This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $7,840 of loss previously included in accumulated other comprehensive income on the sale of investments in 2008.

On July 24, 2008, the Company entered into an agreement to acquire 200,000 shares of common stock of Bayswater Uranium Corporation, a Canadian company (“Bayswater”), in exchange for the Company’s 43 unpatented mining claims in Elko County, Nevada. This exchange was valued at $60,000 based on the market price of Bayswater’s common stock on July 24, 2008.

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

The Company had an unrealized holding loss during the year ended December 31, 2007 of $(33,570). This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $385,913 of income previously included in accumulated other comprehensive income on the sale of investments in 2008.

NOTE 12: ACCOUNTS PAYABLE

Settlement Agreement with Former Chief Executive Officer
On June 12, 2008, the Company entered into a settlement agreement with its former Chief Executive Officer, Conrad Houser. The terms of the agreement required the Company to pay Mr. Houser $10,000 on June 12, 2008, the date of the agreement. The agreement also requires the Company to pay an additional $48,500 on or before December 31, 2008. The $48,500 is included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets. Further, the agreement requires the Company to issue 100,000 shares of common stock to Mr. Houser by July 12, 2008. These shares were issued to Mr. Houser on July 3, 2008. See Note 14.

Commercial Office Building
On September 10, 2008, the Company acquired for $150,000 a 50% interest in a commercial office building in Coeur d’Alene, Idaho. The Company paid $100,000 at the signing of the purchase agreement and agreed to pay the remaining $50,000 in October 2008. At September 30, 2008, the $50,000 is included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets. See Note 21.

NOTE 13: NOTES PAYABLE

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note has a term of 30 months, bears interest at 8.99% annually and stipulates that payments of $499 be made monthly. The outstanding balance on this note payable was $1,136 at September 30, 2008 and is payable within twelve months.

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $13,183 at June 30, 2008. Of this amount $14,032 is payable within twelve months.

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 was settled with a promissory note. The Company recorded prepaid insurance of $19,557 and a related entry to record a $15,626 note payable. The note has a term of nine months, bears interest at 11.4% annually and stipulates that payments of $1,820 be made monthly. The outstanding balance on this note payable was $0 at September 30, 2008. See Note 5.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $12,328 at September, 2008. Of this amount $4,207 is payable within twelve months.

NOTE 14: COMMON STOCK

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

Fiscal 2007 Issuances

During fiscal 2007, the Company issued 100,000 shares of common stock for the leasing of a mining property valued at $27,000.

During fiscal 2007, the Company issued 6,000 shares in exchange for the services of its Board of Directors.

During fiscal 2007, the Company made certain adjustments to its common stock and treasury stock balances with corresponding adjustments to additional paid in capital. These adjustments were made to reconcile the Company’s balances to the subsidiary records maintained by the transfer agent. The adjustment was considered immaterial to the period and, therefore, the treatment of this correction as a prior period adjustment was not required by accounting principles generally accepted in the United States.

During fiscal 2007, the Company issued 1,450,000 shares of common stock to three investors for a total of $270,000 in cash. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. The Company incurred $18,000 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

Fiscal 2008 Issuances

During fiscal 2008, the Company issued 8,000 common shares in exchange for the services of its Board of Directors. These services were valued at $0.20 per share, or $1,600.

During fiscal 2008, the Company issued 4,000 common shares in exchange for consulting services. These services were valued at $0.20 per share, or $800.

During fiscal 2008, the Company issued 100,000 shares of the common stock in settlement of the $22,000 the Company had accrued during the 2008 first quarter for the leasing of a mining property.

During fiscal 2008, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. See Note 7.

During fiscal 2008, the Company entered into a settlement agreement with its former Chief Executive Officer, Conrad Houser. The terms of the agreement included the requirement that the Company issue to Mr. Houser 100,000 shares of common stock by July 12, 2008. On July 3, 2008, the Company issued 100,000 to Mr. Houser in satisfaction of its obligation under the settlement agreement. The Company may be required to repurchase the stock at a price of $0.20 per share from Mr. Houser at Mr. Houser’s sole discretion if the common stock is tendered for sale between December 15, 2008 and December 31, 2008. See Note 12.

During fiscal 2008, the Company issued 1,050,000 shares of common stock to eight investors for a total of $210,000. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on January 26, 2009. The Company incurred $14,016 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

During fiscal 2008, the Company issued 500,000 shares of common stock to two investors for a total of $100,000. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on June 9, 2009. The Company did not incurred issuance costs in connection with these private placements.

NOTE 15: TREASURY STOCK

The Company held 1,058,986 and 1,008,986 shares of treasury stock at September 30, 2008 and December 31, 2007, respectively.

During 2007, the Company issued 29,000 shares of treasury stock for the payment of services incurred during fiscal 2006 totaling $6,380.

During 2008, the Company repurchased for treasury 176,000 shares of treasury stock at a price of $0.12 per share for a total cost of $21, 220.

NOTE 16: STOCK OPTIONS AND WARRANTS

On September 29, 1999, the Company granted stock options to its attorney enabling him to purchase up to 100,000 shares of common stock at a price of $0.01 per share. During fiscal 2001, the Company recorded $12,221 for these options. These options expired on December 31, 2007. No stock options were issued during the fiscal years ended September 30, 2008 and December 31, 2007.

During fiscal 2007, the Company issued 725,000 warrants in connection with the issuance of 1,450,000 shares in private placements. The warrants are exercisable at $0.50 per share and expire on December 31, 2009. See Note 14.

During fiscal 2008, the Company issued 775,000 warrants in connection with the issuance of 1,550,000 shares in private placements. The warrants are exercisable at $0.40 per share. 525,000 of these warrants expire on January 26, 2009, and 250,000 expire on June 9, 2009. See Note 14.

NOTE 17: SUBSCRIPTIONS RECEIVABLE

In fiscal 2004, the Company issued 101,123 shares of treasury stock for subscriptions of $20,225. These subscriptions bore interest of 7% per year until their due date in 2009. On April 30, 2007, the Company received a final payment of $21,102 in full satisfaction of its subscription receivable. The payment consisted of principal of $18,844 and accrued interest income of $2,259.

NOTE 18 – REVENUES

Sales in both fiscal 2008 and fiscal 2007 were primarily from the sale of medallions which are recorded when the coins are shipped to the customer. The Company has no revenues from its mineral exploration activities. The revenues for the fiscal years ended September 30, 2008 and December 31, 2007 were $240 and $941, respectively.

NOTE 19: OPTION AGREEMENTS

Minco PLC
On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property.

On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of 2,497,990 and a non-interest bearing note receivable, net of discount for $1,865,633. See Note 8.

California Creek Properties
On November 9, 2005, the Company entered into an option agreement with an unrelated party under which the unrelated party may earn a 100% interest in the Company’s California Creek Property (the “California Creek Option Agreement”). During 2007, the California Creek Option Agreement terminated due to lack of performance by the unrelated party.

On July 24, 2008, the Company acquired 200,000 shares of common stock of Bayswater Uranium Corporation, a Canadian company (“Bayswater”), in exchange for the Company’s 43 unpatented mining claims in Elko County, Nevada. This exchange was valued at $60,000 based on the market price of Bayswater’s common stock on July 24, 2008. See Note 11.

NOTE 20 – COMMITMENTS & CONTINGENCIES

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

Office Building Lease
On November 1, 2006, the Company entered into a one-year lease for office space located in Wallace, Idaho at the rate of $550 per month. The Company has the option to renew the lease for one additional year.

Chester Mining Company Lease
During 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s terms call for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000.

Yearly lease payments on the property were 100,000 shares of common stock valued at the current market value of the Company’s common stock, would be approximately $30,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock. The amounts expensed in fiscal 2008 and fiscal 2007 under this agreement were $22,000 and $27,000, respectively.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that changes the number of shares to be payable each year to 50,000 from 100,000.

Bullion Group Claims Lease
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

Certain Annual Fees
The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

	Claim	Property	Lease
Property	Fees	Taxes	Payments

Conjecture	$1,625	$-	$22,000	(1)
Idaho Lakeview, Weber & Keep Cool	2,125	6,387	-
Auxer	250	-	-
Talache	250	-	-
Shoshone	-	56	-
Bullion	-	93	-
North Osburn	1,875	-	-
Montgomery	3,125	-	-
Regal	500	-	-
Stillwater Extension Claims	1,250	-	-
Princeton Gulch Group	750	-	-
Western Gold	1,625	-	-
Gold Road	2,000	-	-
Cerro Colorado	375	-	-
California Creek Uranium	5,375	-	-
	$21,125	$6,536	$22,000

(1)

- The Company has historically issued 100,000 each year for the leasing of a mining property. The $22,000 represents the issuance of the shares at the stock price at March 31, 2008 of $0.22 Effective March 1, 2008, the terms of the lease were renegotiated to require Shoshone to annually deliver 50,000 shares of Shoshone shares to Chester Mining.

NOTE 21 – SUBSEQUENT EVENTS

Modification of Note Receivable
During the first quarter of fiscal 2006, the Company accepted cash of $30,000 and a promissory note for $120,000 from an unrelated party for the sale of a lode claim in the amount of $150,000. On December 17, 2008, the terms of this note were modified. The modifications, among other items, stipulated that:

  a third party would become a guarantor of the obligation to the Company; and
  a sum of $5,089 will be paid on or before February 10, 2009; and
  annual payments in the amount of $5,089 will be made beginning in July 2009. See Note 10.

Commercial Office Building
On October 3, 2008, the Company made the final payment of $50,000 towards its purchase of a 50% interest in a commercial office building in Coeur d’Alene, Idaho. See Note 12.

Civil Action Filed
On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. Currently, the Company does not believe that the resolution of this civil action will materially affect its consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer and the Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is identified as:

Lack of Rigor in Application of Accounting Principles to Material, Unusual Transactions. During the year ended September 30, 2008, the Company executed a material, unusual transaction related to the sale of property and a foreign subsidiary to a third party. The Company’s management failed to appropriately identify and evaluate the technical accounting implications of the transaction, resulting in a required material adjustment to the financial statements identified by the auditors.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2008,, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is actively remedying the material weakness identified above by instituting additional review procedures over the financial reporting function.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers and directors of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

During the nine-month fiscal 2008, we paid our principal executive officer $24,400. No other executive officers were paid in excess of $100,000.

During the nine-month fiscal 2008, our four directors each received 2,000 shares of our common stock as compensation for their service. These shares were valued at the market price of $0.20 per share on March 31, 2008, the date of issuance.

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors. The Company has no employment agreements with any of its officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2008, the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 22,063,179 shares of our common stock outstanding as of September 30, 2008.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares

Lex Smith	80,000	0.36%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Carol Stephan	663,856	3.01%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Melanie Farrand	59,000	0.27%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Sharon Jacobs	6,000	0.03%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

All officers and directors as a group (4 persons)	808,856	3.67%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid $48,435 and $11,000 in audit and review fees to Williams & Webster for fiscal 2008 and 2007, respectively.

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

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
10.5	Bilbao Indemnity and Guarantee Agreement+
10.6	Bilbao Stock Purchase Agreement+
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group ^
99.2	Map of Shoshone Group and Bullion Group ^
99.3	Map of Auxer Property ^
99.4	Map of Lucky Joe Property ^
99.5	Map of Regal Mine ^
99.6	Map of Stillwater Extension Claims ^
99.7	Map of Montgomery Mine ^
99.8	Map of Arizona Gold Fields Claims ^
99.9	Map of California Creek Property ^
99.10	Map of Princeton Gulch Group ^
99.11	Map of Cerro Colorado Group ^
99.12	Map of Bilbao-Mexico Property ^
99.13	Map of North Osburn Property >

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1,filed with the Commission on December 3, 2007, File No. 000-31184
>	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2008, File No.000-31184.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: January 13, 2009	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer