Form 10-Q
period 2008-12-31
SHOSHONE SILVER MINING CO INC
filed 2009-02-17
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of February 10, 2009
Common Stock ($0.10 par value)	22,063,179

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2008

TABLE OF CONTENTS

PART I - Financial Information

Item 1	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II - Other Information

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$644,774	$1,570,066
Note receivable (net of discount) - current portion	471,599	422,277
Receivables from related parties	63,172	9,624
Deposits and prepaids	20,814	4,806
Supplies inventory	2,513	2,821
Total Current Assets	1,202,872	2,009,594

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,764,225	2,585,095
Accumulated depreciation	(1,271,827)	(1,244,225)
Total Property Plant and Equipment	1,492,398	1,340,870

MINERAL AND MINING PROPERTIES	379,690	379,690

OTHER ASSETS
Notes receivable from related parties	218,716	203,716
Notes receivable (net of discount)	1,543,983	1,572,030
Accrued interest receivable	16,174	10,739
Investments	251,445	356,823
Total Other Assets	2,030,318	2,143,308

TOTAL ASSETS	$5,105,278	$5,873,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,375	$195,507
Accrued expenses	10,532	10,288
Notes payable - current portion	28,160	18,526
Total Current Liabilities	66,067	224,321

Note payable - noncurrent portion	7,045	8,121
Total Liabilities	73,112	232,442

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
22,063,179 and 22,063,179 shares issued and outstanding	2,206,318	2,206,318
Additional paid-in capital	3,524,385	3,522,385
Treasury stock	(324,353)	(309,853)
Accumulated deficit in exploration stage	1,468,011	1,906,423
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	(174,713)	(16,771)
Total Stockholders' Equity	5,032,166	5,641,020

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,105,278	$5,873,462

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

			Period from
			January 1, 2000
	Three Month Period Ended		(beginning of
	December 31,	December 31,	development stage)
	2008	2007	to December 31, 2008

REVENUES	$6,655	$180	$384,293

COST OF REVENUES	74	96	230,334

GROSS PROFIT	6,581	84	153,959

OPERATING EXPENSES
General and administrative	238,525	97,701	1,709,719
Professional fees	55,158	54,775	695,640
Consulting fees	-	-	135,140
Depreciation	27,602	12,642	360,898
Mining and exploration expenses	158,064	13,267	1,718,371
Net gain on sale of load claim	-	-	(193,907)
Total Operating Expenses	479,349	178,385	4,425,861

LOSS FROM OPERATIONS	(472,768)	(178,301)	(4,271,902)

OTHER INCOME (EXPENSES)
Lease income	-	2,514	444,044
Net gain on sale of investments	96	41,424	1,130,304
Dividend and interest income	35,004	6,005	126,304
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Gain on sale of Mexican mining concession	-	-	4,363,353
Interest expense	(744)	(479)	(5,652)
Other income	-	1,407	5,981
Total Other Income (Expenses)	34,356	50,871	5,739,913

INCOME (LOSS) BEFORE INCOME TAXES	(438,412)	(127,430)	1,468,011

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(438,412)	(127,430)	1,468,011

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(157,941)	1,721	344,510

NET COMPREHENSIVE INCOME (LOSS)	$(596,353)	$(125,709)	$1,812,521

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	22,063,179	19,590,586

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	22,063,179	19,590,586

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three-Month Period Ended		(beginning of
	December 31,	December 31,	development stage)
	2008	2007	to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(438,412)	$(127,430)	$1,468,011
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	27,602	12,642	360,898
Amortization of note receivable discount	(23,317)	-	(31,090)
Common stock issued for services	-	-	193,686
Common stock issued for mining and exploration expenses	-	-	285,500
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Treasury stock issued for services	-	-	20,320
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	(95)	(41,424)	(1,130,303)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Adjustment to balance of note receivable	(765)		(765)
Changes in assets and liabilities:
Change in receivable from related party	(53,548)	-	(63,172)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	(69)	(2,640)	10,570
Change in supplies inventory	308	424	10,219
Change in accrued interest receivable	(5,435)	12,306	(16,174)
Change in accrued liabilities	244	(2,487)	6,548
Change in accounts payable	(133,977)	10,028	(27,062)
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(627,464)	(138,581)	(2,351,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(52,769)	-	(4,059,939)
Proceeds from sale of investments	300	91,910	4,572,518
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Purchase of fixed assets	(205,785)	(116,303)	(919,743)
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	(258,254)	(24,393)	2,048,461

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	90,000	1,242,570
Common shares repurchased for treasury	(20,000)	-	(41,220)
Advances on notes receivable	-	-	(96,022)
Advances to related party	(15,000)	-	(410,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	31,820	332,498
Payments received on notes receivable	2,807	-	132,845
Payment of common stock subscriptions	-	-	20,225
Payment made on long-term note payable	(7,381)	(3,368)	(210,680)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	(39,574)	118,452	887,976

Net increase (decrease) in cash	(925,292)	(44,522)	584,785

Cash, beginning of period	1,570,066	58,554	59,989

Cash, end of period	$644,774	$14,032	$644,774

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$640	$479	$5,548
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock issued in exchange for fixed asset	$7,500	$-	$7,500
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Note payable issued in exchange for prepaid asset	$15,939	$15,626	$31,565
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Stock received in exchange for lode claim	$-	$-	$60,000
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Note receivable (net of discount) in connection with sale of lode claim	$-	$-	$1,865,363
Note issued in exchanged for vehicle	$-	$15,377	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying condensed notes are an integral part of these financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
December 31, 2008

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

Beginning in fiscal 2000, the Company entered an exploration stage. The Company has acquired several mining properties since entering the exploration stage. During 2008, the Company completed the refurbishment of the mill at its Lakeview property. During 2009, the Company plans to conduct geologic assessments of its Lakeview Property. The Company began the milling of previously stockpiled material in the fall of 2007 and it plans to continue this into 2009. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 7.

The Company’s year end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on January 13, 2009.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2008 and September 30, 2008, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $570,786 and $1,296,921, respectively.

Fair Value Measurements

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

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs. The discounting of this note receivable utilized interest rates. See Note 7.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	At December 31, 2008, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for- Sale Securities	$251,445	$251,445	$-	$-
Note Receivable - Mexican Concessions (net of discount)	1,896,452	-	1,896,452
Total Assets Measured at Fair Value	$2,147,897	$251,445	$1,896,452	$-

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. Historically, the Company’s fiscal year ended on December 31st. However, on September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008.

Notes Receivable

The Company’s policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible. At that time, an allowance for bad debt would be established and interest would stop accruing.

Subsequent to December 31, 2008, the Company determined that a note receivable with an unpaid principal and accrued interest balance of $130,024 may no longer be collectible. Accordingly, interest income will not continue to accrue. See Note 7 and Note 14.

Principles of Consolidation

Historically, the Company’s consolidated financial statements have included the accounts of the Company and its wholly owned subsidiary, Shoshone Mexico, S.A. de C.V. The inter-company accounts and transactions were eliminated upon consolidation. However, on September 2, 2008, the Company sold all of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 7.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation

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

NOTE 3: RELATED PARTY ACCOUNTS RECIEVABLE

On November 4, 2008, the Company purchased 3,771 ounces of silver coins and bars as well as various dies for making coins from a related party. The cost to the Company of the silver and the dies was $56,452. However, the Company paid $110,000 and has recorded a receivable from the related party of $53,548. The Company’s Chairman is also a member of the board of directors of this related party.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,626 note payable. During the three-month period ended December 31, 2008, $3,556 of the prepaid insurance was amortized into General & Administrative Expenses.

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,939 note payable. During the three-month period ended December 31, 2008, $1,813 of the prepaid insurance was amortized into General & Administrative Expenses. See Note 10.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that requires the Company to pay a royalty of $125 per month until “net smelter returns” (as defined in the Amended Lease) are payable. The Company paid Chester Mining Company $1,500 as an advance royalty payment. At December 31, 2008, the unamortized balance of this advance royalty payment was $875.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2008 and September 30, 2008:

	December 31, 2007	September 30, 2008
Equipment	$1,025,981	$882,638
Construction in Progress	-	-
Refurbished Lakeview Mill	499,681	499,681
Office Building	150,000	150,000
Property & Mill	1,088,563	1,052,776
	2,764,225	2,585,095
Less accumulated depreciation	(1,271,827)	(1,244,225)
Property, Plant & Equipment, net	$1,492,398	$1,340,870

Depreciation expense was $27,602 for the three-month period ended December 31, 2008 and $12,642 for the comparable period last year.

During the three-month period ended December 31, 2008, the Company acquired equipment valued at $12,500 in exchange for $5,000 in cash and treasury stock valued at $7,500.

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

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. The Company is currently working with Silver Valley Capital, LLC to renegotiate a revised due date. During the first three-month period ended December 31, 2008, no payments were received on this note. Interest income of $94 was accrued the three-month period ended December 31, 2008. The balance of this note was $3,716 at December 31, 2008.

Kimberly Gold Mines
On August 29, 2008, the Company entered into a letter-of-intent with Kimberly Gold Mines, Inc. (“Kimberly). The letter-of-intent concerns the acquisition by the Company of 100% of Kimberly’s issued and outstanding common shares. Under the terms of this letter-of-intent, the Company has offered one share of its common stock for every two shares of Kimberly’s common stock.

In connection with this letter-of-intent, the Company advanced Kimberly $200,000 on August 28, 2008, and an additional $15,000 on December 4, 2008, in exchange for a promissory note. Kimberly intends to use these funds to reduce their outstanding obligations. The notes bear interest at 6.0% per annum and are payable on demand at any time. Further, until the principal and accrued interests are paid, the notes are secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share. Interest income of $3,105 was accrued during the three-month period ended December 31, 2008. The balance of this note was $215,000 at December 31, 2008.

NOTE 7: NOTES RECEIVABLE

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

During the three-month period ended December 31, 2008, the Company received no payments on this note receivable and interest income of $2,249 was accrued. Subsequent to December 31, 2008, the Company determined that this note receivable may no longer be collectible. Accordingly, it may be necessary to commence foreclosure proceedings on the underlying property. The balance on this note receivable was $119,130 at December 31, 2008. See Note 14.

Mexican Concessions
On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of $2,497,990 and a non-interest bearing note receivable, net of discount, for $1,865,363.

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the three-month period ended December 31, 2008, $23,317 of interest income was realized through the amortization of this note discount. The balance on this note receivable (net of discount) was $1,896,452 at December 31, 2008.

Signal Silver-Gold, Inc.
On August 27, 2008, the Company advanced Signal Silver-Gold, Inc. (“Signal”) $2,808 in exchange for a promissory note. The note bears interest at 6% per annum and is payable on demand at any time. On October 16, 2008, the Company received a payment of $2,850. Of this amount $2,808 was applied towards satisfaction of the principal amount owing and $42 was applied toward accrued interest.

The following tables set forth the components of the Notes Receivable – Mexican Concessions (net of discount and the Other Assets – Notes Receivable (net of discount) caption on the Company’s consolidated balance sheets.

	December 31,	September 30,
	2008	2008
Note Receivable - Mexican Concessions (net of discount)
Current portion	$471,599	$422,277
Non-current portion	1,424,853	1,450,858
Total	$1,896,452	$1,873,135
Other Assets - Notes Receivable (net of discount)
Mexican Concessions, non-current (net of discount)	$1,424,853	$1,450,858
Sale of Lode Claim	119,130	118,364
Signal Silver-Gold, Inc.	-	2,808
Total	$1,543,983	$1,572,030

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

The following summarizes the securities available for sale at December 31, 2008:

			Market
Security	Quantity	Cost	Value
Bayswater Uranium Corporation	200,000	$60,000	$12,000
Chester Mining Company	2,500	12,567	125
Gold Crest Mines	617,600	3,900	6,076
Kimberly Gold Mines	321,500	38,035	9,238
Lucky Friday Extension	5,000	1,100	850
Merger Mines	929,299	216,499	139,395
Metropolitan Mines Limited	6,000	2,008	900
New Jersey Mining	142,875	34,290	27,146
Sterling Mining	5,000	2,000	360
Vindicator Mines	88,000	17,600	16,720
Silver Coins & Bars	3,751	38,298	38,635

Balance, December 31, 2008	2,321,525	$426,297	$251,445

The Company had an unrealized holding loss during the first three-month period ended December 31, 2008 of $(157,941). This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $96 of gain previously included in accumulated other comprehensive income on the sale of investments during the three-month period ended December 31, 2008.

On September 17, 2008, the Company began acquiring shares of Merger Mines, Inc. At December 31, 2008, the Company had acquired 929,299 shares of Merger Mines common stock. This represented approximately 24% of Merger Mines, Inc.’s outstanding shares. The Company believes that, given the current economic environment, it is more likely than not that the Company will have to sell much of its investment in Merger Mines in order to fund operations. Accordingly, the Company has accounted for this investment as available-for-sale.

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

NOTE 9: ACCOUNTS PAYABLE

Settlement Agreement with Former Chief Executive Officer
On June 12, 2008, the Company entered into a settlement agreement with its former Chief Executive Officer, Conrad Houser. The terms of the agreement required the Company to pay Mr. Houser $10,000 on June 12, 2008, the date of the agreement. The agreement also required the Company to pay an additional $48,500 on or before December 31, 2008.

The $48,500 was included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets as of September 30, 2008. Further, the agreement required the Company to issue 100,000 shares of common stock to Mr. Houser by July 12, 2008. These shares were issued to Mr. Houser on July 3, 2008.

On December 28, 2008, the Company paid $48,500 in satisfaction of its contractual agreement, and on December 28, 2008, the Company re-purchased for $20,000 the 100,000 common shares from Mr. Houser at a price of $0.20 per share. This obligation was exercisable at Mr. Houser’s sole discretion. See Note 12.

Commercial Office Building
On September 10, 2008, the Company acquired for $150,000 a 50% interest in a commercial office building in Coeur d’Alene, Idaho. The Company paid $100,000 at the signing of the purchase agreement and agreed to pay the remaining $50,000 in October 2008. At September 30, 2008, the $50,000 was included under the caption “Accounts Payable” on the Company’s Consolidated Balance Sheets. On October 3, 2008, the Company made the final payment of $50,000 towards its purchase of this 50% interest.

NOTE 10: NOTES PAYABLE

During 2006, the Company acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note had a term of 30 months, bore interest at 8.99% annually and stipulated that payments of $499 be made monthly. This note payable was fully paid as of December 31, 2008.

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $9,688 at December 31, 2008 and is payable within twelve months.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $11,293 at December 31, 2008. Of this amount $4,248 is payable within twelve months.

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $14,221 at December 31, 2008, all of which is payable within twelve months. See Note 4.

NOTE 11: COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended December 31, 2008, the Company issued no shares of common stock.

NOTE 12: TREASURY STOCK

The Company held 1,234,986 and 1,058,986 shares of treasury stock at December 31, 2008 and September 30, 2008, respectively.

During the three-month period ended December 30, 2008, the Company repurchased for treasury 100,000 common shares at a price of $0.20 per share for a total cost of $100,000. These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser. See Note 9.

During the three-month period ended December 30, 2008, the Company issued 50,000 treasury shares in exchange for equipment. The treasury shares had a cost of $0.11 per share.

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

Civil Action Filed
On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is not probable. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements. Also, an estimate of the amount or range of loss, or possible loss, cannot be made.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company determined that a note receivable with an unpaid principal and accrued interest balance of $130,024 may no longer be collectible. Accordingly, interest income will not continue to accrue and the foreclosure proceedings may commence. See Note 7.

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

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Fiscal Year End Change

References to a fiscal year refer to the calendar year in which such fiscal year ends. Historically, our fiscal year ended on December 31st. However, on September 29, 2008, our board of directors approved a change in our fiscal year end from December 31st to September 30th, effective on September 30, 2008.

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

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, we imputed interest at a rate of 5%. Accordingly we recorded a note discount of $634,637 during fiscal 2008. During the first three-month period ended December 31, 2008, $23,317 of interest income was recognized through the amortization of this note discount.

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

Comparison of the Three-Month Periods Ended December 31, 2008 and 2007:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31, 2008, compared with the same period in the prior year. This table is provided to assist in assessing differences in our overall performance:

	Three-month period ended
	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change

REVENUES	$6,655	$180	$6,475	3597.2%
COST OF REVENUES	74	96	(22)	-22.9%
GROSS PROFIT	6,581	84	6,497	7734.5%
General and
administrative	238,525	97,701	140,824	144.1%
Professional fees	55,158	54,775	383	0.7%
Depreciation	27,602	12,642	14,960	118.3%
Mining and exploration
expenses	158,064	13,267	144,797	1091.4%
Total Operating
Expenses	479,349	178,385	300,964	168.7%
LOSS FROM
OPERATIONS	(472,768)	(178,301)	(294,467)	165.2%
Lease income	-	2,514	(2,514)	0.0%
Net gain on sale of
securities	96	41,424	(41,328)	0.0%
Dividend and interest
income	35,004	6,005	28,999	482.9%
Interest expense	(744)	(479)	(265)	55.3%
Other income	-	1,407	(1,407)	0.0%
Total Other Income
(Expenses)	34,356	50,871	(16,515)	-32.5%
NET (LOSS)	$(438,412)	$(127,430)	$(310,982)	244.0%

Overview of Operating Results

The increase in the net loss incurred during the three-month period ended December 31, 2008, compared with the same period last year is primarily attributable to an increase of $144,797 in mining and exploration expenses and a $140,824 increase in general and administrative expenses.

Operating Expenses

The increase in operating expenses during the three-month period ended December 31, 2008, compared with the same period last year was primarily due to exploration activities at our Lakeview mine site. During the most recent three-month period, exploration expenses increased $138,285 compared with the comparable period last year.

Also contributing to the increase in operating expenses was an increase in salaries and related expenses of $82,851. This was primarily due to an increase in the number of employees to eleven during the three-month period ended December 31, 2008, compared with six during the same period last year

Other Income (Expenses)

Other income (expenses) decreased primarily due to a net gain on the sale of available-for-sale securities of $41,424 realized in the three-month period ended December 31, 2007, compared with $96 realized during the comparable period ended this year. Partially offsetting this impact was the recognition of imputed interest income of $23,317 during the most recent three-month period compared with last year.

Overview of Financial Position

At December 31, 2008, we had cash of $644,774 and total liabilities of $73,112.

Investments

Our investment portfolio at December 31, 2008 was $251,445, a decrease of $105,378 from the September 30, 2008, balance of $356,823, primarily as a result of decreased per share values. See “Note 7. Investments” to our consolidated financial statements for further details.

Property, Plant and Equipment

At December 31, 2008, property, plant and equipment before accumulated depreciation totaled $2,764,225, an increase of $179,130 from $2,585,095 at September 30, 2008. Most of the increase related to equipment purchases at its Lakeview property. See “Note 5. Property, Plant and Equipment” to our consolidated financial statements for further details.

Mineral and Mining Properties

At December 31, 2008, mineral and mining properties were unchanged from the balance of $379,690 at September 30, 2008.

Accrued Expenses and Other Liabilities

Our accounts payable were $27,375 at December 31, 2008. Our accounts payable were $195,507 at September 30, 2008, which included $48,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

Notes Payable

During 2006, we acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note had a term of 30 months, bore interest at 8.99% annually and stipulated that payments of $499 be made monthly. This note payable was fully paid as of December 31, 2008.

During the third quarter of 2007, we acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $9,688 at December 31, 2008 and is payable within twelve months.

In December 2007, we purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $11,293 at December 31, 2008. Of this amount $4,248 is payable within twelve months.

In December 2008, we purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. We recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $14,221 at December 31, 2008, all of which is payable within twelve months. See “Note 10: Notes Payable” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,032,166 at December 31, 2008, a decrease of $608,854 from $5,641,020 at September 30, 2008. The decrease in total stockholders’ equity was primarily due to a net loss of $438,412 incurred during the three-month period ended December 31, 2008. Also, contributing to the decrease in total stockholders’ equity was a decrease of $157,942 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities
During the three-month period ended December 31, 2008, our operating activities used $627,464 and used $138,581 during the comparable period last year. This reduction was primarily the result of the realization of a net loss of $438,412 during the recent three-month period compared to a net loss of $127,430 realized last year.

Investing Activities
During the three-month period ended December 31, 2008, our investing activities used $258,254 and used $24,393 during the same period last year. This was primarily the result of $91,910 in proceeds from the sale of investments received during the three-month period ended December 31, 2007 compared with $300 during the three-month period ended December 31, 2008.

Financing Activities
During the three-month period ended December 31, 2008, our financing activities contributed $39,574 and contributed $118,452 during the same period last year. This was primarily due to net proceeds of $90,000 received from the issuance of 450,000 shares of common stock during the three-month period ended December 31, 2007, compared with none during the three-month period ended December 31, 2008.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

We previously reported under Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, (the “Annual Report”) a material weakness in our internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2008, due a lack of rigor in application of accounting principles to material, unusual transactions. During the quarter ended December 31, 2008, we remedied deficiencies in our internal control over financial reporting by instituting additional review procedures over the financial reporting function.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Pricipal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, except for the measures taken to address the material weakness as described above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against us in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. Currently, we do not believe that the resolution of this civil action will materially affect our consolidated financial position, results of operations or cash flows. Further, at this time, the Company is unable to make an estimate of a possible loss.

Item 1A – Risk Factors

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

February 17, 2009	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

February 17, 2009	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer