Form 10-Q
period 2009-03-31
SHOSHONE SILVER MINING CO INC
filed 2009-05-20
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 18, 2009
Common Stock ($0.10 par value)	34,269,885

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$347,933	$1,570,066
Note receivable (net of discount) - current portion	418,595	422,277
Receivables from related parties (net of allowance)	9,267	9,624
Deposits and prepaids	15,001	4,806
Supplies inventory	2,513	2,821
Total Current Assets	793,309	2,009,594

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,769,509	2,585,095
Accumulated depreciation	(1,301,833)	(1,244,225)
Total Property Plant and Equipment	1,467,676	1,340,870

MINERAL AND MINING PROPERTIES	2,333,039	379,690

OTHER ASSETS
Notes receivable from related parties	3,716	203,716
Notes receivable (net of discount)	1,501,175	1,572,030
Accrued interest receivable	504	10,739
Investments	220,250	356,823
Total Other Assets	1,725,645	2,143,308

TOTAL ASSETS	$6,319,669	$5,873,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$57,560	$195,507
Accrued expenses	14,428	10,288
Notes payable - current portion	20,588	18,526
Total Current Liabilities	92,576	224,321

Note payable - noncurrent portion	6,324	8,121
Total Liabilities	98,900	232,442

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
34,268,485 and 22,063,179 shares issued and outstanding	3,426,849	2,206,318
Additional paid-in capital	4,131,450	3,522,385
Treasury stock	(354,688)	(309,853)
Accumulated deficit in exploration stage	850,513	1,906,423
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	(165,873)	(16,771)
Total Stockholders' Equity	6,220,769	5,641,020

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,319,669	$5,873,462

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Six-Month Period Ended		(beginning of
	March 31,	March 31,	March 31,	March 31,	development stage)
	2009	2008	2009	2008	to March 31, 2009

Receivables from related parties (net of allowance)
REVENUES	$-	$-	$6,655	$180	$384,293

COST OF REVENUES	-	-	74	96	230,334

GROSS PROFIT	-	-	6,581	84	153,959

OPERATING EXPENSES
General and administrative	299,248	81,662	537,772	179,363	2,008,967
Professional fees	93,492	36,782	148,650	91,557	789,132
Consulting fees	-	-	-	-	135,140
Depreciation	30,006	12,973	57,608	25,615	390,904
Mining and exploration expenses	658	24,155	158,722	37,422	1,719,029
Goodwill	-	-	-	-	(193,907)
Total Operating Expenses	423,404	155,572	902,752	333,957	4,849,265

LOSS FROM OPERATIONS	(423,404)	(155,572)	(896,171)	(333,873)	(4,695,306)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	2,514	444,043
Net gain on sale of investments	(1,100)	(7,840)	(1,005)	33,584	1,129,204
Dividend and interest income	30,041	5,600	65,045	11,605	156,345
Bad debt associated with note recievable	(222,408)	-	(222,408)	-	(222,408)
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Interest expense	(626)	(1,206)	(1,371)	(1,685)	(6,278)
Other income	-	3,252	-	4,659	5,981
Total Other Income (Expenses)	(194,093)	(194)	(159,739)	50,677	5,545,819

INCOME (LOSS) BEFORE INCOME TAXES	(617,497)	(155,766)	(1,055,910)	(283,196)	850,513

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(617,497)	(155,766)	(1,055,910)	(283,196)	850,513

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(20,569)	(66,921)	(178,511)	(68,642)	327,074

NET COMPREHENSIVE INCOME (LOSS)	$(638,066)	$(222,687)	$(1,234,421)	$(351,838)	$1,177,587

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.03)	$(0.01)	$(0.05)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.03)	$(0.01)	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	23,159,723	19,945,512	22,602,364	19,767,509

WEIGHTED AVERAGE NUMBER OF	-	-	-	-
COMMON STOCK SHARES OUTSTANDING, DILUTED	23,159,723	19,945,512	22,602,364	19,767,509

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				January 1, 2000
	Six-Month Period Ended			(beginning of
	March 31,		March 31,	development stage)
	2009		2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,055,910)		$(283,196)	$850,513
Adj Receivables from related parties (net of allowance)
cash used by operations:
Depreciation and amortization expense	57,608		31,278	390,904
Amortization of note receivable discount	(46,634)		-	(54,407)
Common stock issued for services	6,500		2,400	200,186
Common stock issued for mining and exploration expenses	-		-	285,500
Common stock issued in settlement of agreement with former CEO	-		-	20,000
Treasury stock issued for services	7,000		-	27,320
Net gain on sale of lode claim	-		-	(193,907)
Net gain on sale of Mexican mining concession	-		-	(4,363,353)
Net loss (gain) on sale of investments	1,005		(33,584)	(1,129,203)
Available for sale securities issued in exchange for services	-		-	135,140
Unrealized holding loss on marketable securities	-		-	380,827
Goodwill	-		-	(64,206)
Gain on sale of fixed asset	-		-	(12,200)
Impairment of mining expenses	-		-	413,000
Loss on abandonment of investment	-		-	20,000
Adjustment to balance of note receivable	(765)		-	(765)
Loss on write off of Kimberly note receivable	222,408			222,408
Changes in assets and liabilities:
Change in receivable from related party	357		-	(9,267)
Change in other current assets	-		-	(4,819)
Change in deposits and prepaids	5,744		(2,640)	16,383
Change in supplies inventory	308		424	10,219
Change in accrued interest receivable	(9,598)		6,710	(20,337)
Change in accrued liabilities	4,140		(1,594)	10,444
Change in accounts payable	(99,578)		105,044	7,337
Change in stock to issue	-		-	230,680
Net cash used in operating activities	(907,415)		(175,158)	(2,631,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(52,769)		-	(4,059,939)
Proceeds from sale of investments	1,200		105,361	4,573,418
Purchase of mineral and mining properties	-		-	(68,472)
Proceeds from sale of lode claim	-		-	13,907
Proceeds from sale of Mexican mining concession	-		-	2,497,990
Purchase of fixed assets	(215,282)		(155,552)	(929,240)
Proceeds from sale of fixed assets	-		-	12,200
Net cash provided by investing activities	(266,851)		(50,191)	2,039,864

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-		150,000	1,242,570
Common shares repurchased for treasury	(20,000)		-	(41,220)
Advances on notes receivable	-		-	(96,022)
Advances to related party	(15,000)		-	(410,000)
Issuance of note receviable from related party	-		-	(243,000)
Payments received on notes receivable from related party	-		31,820	332,498
Payments received on notes receivable	2,807		-	132,845
Payment of common stock subscriptions	-		-	20,225
Payment made on long-term note payable	(15,674)		(12,447)	160,760
Proceeds from short-term loans	-		-	(218,973)
Net cash (used in) provided by financing activities	(47,867)		169,373	879,683

Net increase (decrease) in cash	(1,222,133)		(55,976)	287,944

Cash, beginning of period	1,570,066		58,554	59,989

Cash, end of period	$347,933		$2,578	$347,933

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,371		$1,685	$6,279
Income taxes paid	$-		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mineral property reacquired upon default	$131,553		$-	$131,553
Mineral properties acquired in exchange for common stock	$1,821,796		$-	$1,821,896
Treasury stock issued in exchange for fixed asset	$7,500		$-	$7,500
Acquisition of treasury shares in connection with purchase of company	$38,035	$		$38,035
Deposit utilized to purchase fixed asset	$-		$-	$5,000
Note payable issued in exchange for prepaid asset	$15,939		$15,626	$31,565
Accounts payable issued in exchange for partial payment on office building	$-		$-	$50,000
Common stock issued for accounts payable	$-		$-	$227,500
Stock received in exchange for lode claim	$-		$-	$60,000
Note receivable in connection with sale of lode claim	$-		$-	$120,000
Note receivable (net of discount) in connection with sale of lode claim	$-		$-	$1,865,363
Note issued in exchanged for vehicle	$-		$15,377	$53,658
Treasury stock acquired through sale of investment	$-		$-	$296,296
Common stock issued for purchase of equipment	$-		$-	$95,340
Common stock issued for purchase of mining properties	$-		$-	$45,000
Common stock issued for mining and exploration expenses	$-		$-	$222,500
Common Stock issued for services	$-		$-	$88,333
Common stock issued for finders' fee	$-		$-	$1,000
Marketable securities received in lieu of note receivable	$-		$-	$104,273

The accompanying condensed notes are an integral part of these financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
March 31, 2009

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

Beginning in fiscal 2000, the Company entered an exploration stage. The Company has acquired several mining properties since entering the exploration stage. During 2008, the Company completed the refurbishment of the mill at its Lakeview property. During 2009, the Company plans to conduct geologic assessments of its Lakeview Property. The Company began the milling of previously stockpiled material in the fall of 2007 and has continued this into 2009 although most of the material has been processed. After that, the Company anticipates conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 7.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. Kimberly has ceased to exist as a separate company. See Note 13.

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at March 31, 2009 and September 30, 2008, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $188,846 and $1,296,921, respectively.

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

The Company’s “Reclaimed Property” is reported at fair value utilizing Level 2 inputs. The valuation of the “Reclaimed Property” was based on the balance of the related note receivable and accrued interest receivable as of March 31, 2009.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$233,110	$233,110	$-	$-

Note Receivable (net of discount)	1,919,769	-	1,919,769	-

Reclaimed Property	131,553	-	131,553	-

Total Assets Measured at Fair Value	$2,284,432	$233,110	$2,051,322	$-

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

Subsequent to December 31, 2008, the Company determined that a note receivable with an unpaid principal and accrued interest balance of $130,024 may no longer be collectible. Accordingly, interest income ceased accrue as of January 1, 2009. See Note 7.

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

NOTE 3: RECEIVABLES FROM RELATED PARTIES

On November 4, 2008, the Company purchased 3,771 ounces of silver coins and bars as well as various dies for making coins from a related party. The cost to the Company of the silver and the dies was $56,452. However, the Company paid $110,000 and has recorded a receivable from the related party of $53,548. The Company’s Chairman is also a member of the board of directors of this related party.

On March 3, 2009, this related party filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho. Based on this filing, the Company created an allowance for this note receivable in the amount of $53,548.

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party for certain administrative services. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. As of September 30, 2008, a net total of $2,357 had been received. The Company has evaluated the credit risk associated with this related party receivable to determine if a reserve is necessary. At March 31, 2009, no reserve was deemed necessary.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

In December 2007, the Company purchased for $21,335 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,709 with the balance of $15,626 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,626 note payable. During the three- and six-month periods ended March 31, 2009, $0 and $3,556 of the prepaid insurance was amortized into General & Administrative Expenses, respectively.

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,939 note payable. During the three-month period ended March 31, 2009, $5,438 of the prepaid insurance was amortized into General & Administrative Expenses. During the three- and six-month periods ended March 31, 2009, $5,438 and $7,251of the prepaid insurance was amortized into General & Administrative Expenses, respectively. See Note 10.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that requires the Company to pay a royalty of $125 per month until “net smelter returns” (as defined in the Amended Lease) are payable. The Company paid Chester Mining Company $1,500 as an advance royalty payment. During the three- and six-month periods ended March 31, 2009, $375 and $750 of the advance royalty payment was amortized into General & Administrative Expenses, respectively. At March 31, 2009, the unamortized balance of this advance royalty payment was $500.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Equipment	$1,031,265	$882,638
Construction in Progress	-	-
Refurbished Lakeview Mill	499,681	499,681
Office Building	150,000	150,000
Property & Mill	1,088,563	1,052,776
	2,769,509	2,585,095
Less accumulated depreciation	(1,301,833)	(1,244,225)
Property, Plant & Equipment, net	$1,467,676	$1,340,870

Depreciation expense was $30,006 for the three-month period ended March 31, 2009 and $12,973 for the comparable period last year.

Depreciation expense was $57,608 for the six-month period ended March 31, 2009 and $25,615 for the comparable period last year.

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

On July 26, 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. The Company is currently working with Silver Valley Capital, LLC to renegotiate a revised due date. During the first six-month period ended March 31, 2009, no payments were received on this note. Interest income of $191 was accrued the six-month period ended March 31, 2009. The balance of this note was $3,716 at March 31, 2009.

Kimberly Gold Mines

On August 29, 2008, the Company entered into a letter-of-intent with Kimberly Gold Mines, Inc. (“Kimberly). The letter-of-intent concerns the acquisition by the Company of 100% of Kimberly’s issued and outstanding common shares. Under the terms of this letter-of-intent, the Company has offered one share of its common stock for every two shares of Kimberly’s common stock.

In connection with this letter-of-intent, the Company advanced Kimberly $200,000 on August 28, 2008, and an additional $15,000 on December 4, 2008, in exchange for a promissory note. Kimberly used these funds to reduce their outstanding obligations. The notes bear interest at 6.0% per annum and are payable on demand at any time. Further, until the principal and accrued interests are paid, the notes are secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share. Interest income of $6,408 was accrued during the six-month period ended March 31, 2009. The balance of this note was $0 at March 31, 2009.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. The $215,000 note receivable and accrued interest of $7,408 from Kimberly were written off during the three-month period ended March 31, 2009. See Note 13.

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

During the six-month period ended March 31, 2009, the Company received no payments on this note receivable. Subsequent to December 31, 2008, the Company received a Quitclaim Deed releasing the property that was the collateral of the note receivable. The Company determined the fair value of the reclaimed property to be $131,553 which was the sum of the balances in the related note receivable and accrued interest receivable.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the three- and six-month periods ended March 31, 2009, $23,317 and $46,634 of interest income was realized through the amortization of this note discount. The balance on this note receivable (net of discount) was $1,919,770 at March 31, 2009.

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

	March 31,	September 30,
	2009	2008
Note receivable - Mexican Concessions (net of discount)
Current portion	$418,595	$422,277
Non-current portion	1,501,175	1,450,858
Total	$1,919,770	$1,873,135

Other Assets - notes receivable (net of discount)
Mexican Concessions, non-current (net of discount)	$1,501,175	$1,450,858
Sale of Lode Claim	-	118,364
Signal Silver-Gold, Inc.	-	2,808
Total	$1,501,175	$1,572,030

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

The following summarizes the securities available for sale at March 31, 2009:

			Market
Investment	Quantity	Cost	Value
Bayswater Uranium Corporation	200,000	$60,000	$20,000
Chester Mining Company	2,500	12,567	130
Gold Crest Mines	617,600	3,900	4,811
Lucky Friday Extension	5,000	1,100	400
Merger Mines	929,299	216,499	102,173
Metropolitan Mines Limited	6,000	2,008	300
New Jersey Mining	142,875	34,290	30,004
Vindicator Mines	88,000	17,600	13,200
Silver Coins & Bars	3,751	38,298	49,232

Balance, March 31, 2009	1,995,025	$386,262	$220,250

The Company had unrealized holding losses during the three and six-month period ended March 31, 2009 of $(17,436) and $(175,377), respectively. These are recorded on the income statement as other comprehensive income (loss) and are included on the balance sheet in other accumulated comprehensive income.

The Company recognized $1,004 of loss previously included in accumulated other comprehensive income on the sale of investments during the six-month period ended March 31, 2009.

On September 17, 2008, the Company began acquiring shares of Merger Mines, Inc. At March 31, 2009, the Company had acquired 929,299 shares of Merger Mines common stock. This represented approximately 24% of Merger Mines, Inc.’s outstanding shares. The Company believes that, given the current economic environment, it is more likely than not that the Company will have to sell much of its investment in Merger Mines in order to fund operations. Accordingly, the Company has accounted for this investment as available-for-sale.

In connection with the purchase of assets from Kimberly Gold Mines, Inc. (“Kimberly”), the Company reclassified 321,500 shares of Kimberly’s common stock to 160,750 treasury shares with a cost basis of $38,035. See Note 13.

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

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $7,318 at March 31, 2009 and is payable within twelve months.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $10,599 at March 31, 2009. Of this amount $4,276 is payable within twelve months.

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $8,995 at March 31, 2009, all of which is payable within twelve months. See Note 4.

NOTE 11: COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended March 31, 2008, the Company issued 60,000 shares of common in exchange for the services of its Board of Directors valued at $6,500.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $1,821796 and was recorded entirely to Mineral Properties. See Note 13.

NOTE 12: TREASURY STOCK

The Company held 1,164,986 and 1,058,986 shares of treasury stock at March 31, 2009 and September 30, 2008, respectively.

During the three-month period ended December 31, 2008, the Company repurchased for treasury 100,000 common shares at a price of $0.20 per share for a total cost of $100,000. These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser. See Note 9.

During the three-month period ended December 31, 2008, the Company issued 50,000 treasury shares in exchange for equipment. The treasury shares had a cost of $0.11 per share.

During the three-month period ended March 31, 2009, the Company issued 70,000 treasury shares in exchange for consulting services. The treasury shares had a cost of $0.11 per share.

In connection with the purchase of assets from Kimberly Gold Mines, Inc. (“Kimberly”), the Company reclassified 321,500 shares of Kimberly’s common stock to 160,750 treasury shares with a cost basis of $38,035. See Note 13.

NOTE 13: ACQUISITION OF ASSETS FROM KIMBERLY GOLD MINES, INC.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $1,821,796 and was recorded to Mineral Properties. Kimberly has ceased to exist as a separate company.

Included in this acquisition were 186 unpatented mining claims located primarily in Idaho and Montana as well as a mill in need of refurbishing and various pieces of equipment. The Company assigned a value of $1,821,796 to these unpatented mining claims and no value to the other acquired assets.

Overall, the Kimberly Mine Veins are narrow, high grade, gold-silver veins. The Company believes this acquisition will enhance shareholder value by expanding its holdings to include potential gold veins.

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

Civil Action Filed
On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is not probable. Accordingly, adjustments, if any, which might result from the resolution of this matter, have not been reflected in the financial statements. Also, an estimate of the amount or range of loss, or possible loss, cannot be made.

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

The note does not bear interest and stipulates that a payment of $500,000 is due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, we imputed interest at a rate of 5%. Accordingly we recorded a note discount of $634,637 during fiscal 2008. During the three- and six-month periods ended March 31, 2009, $23,317 and $46,634 of interest income was realized through the amortization of this note discount. The balance on this note receivable (net of discount) was $1,919,770 at March 31, 2009.

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. During 2009, we plan to conduct geologic assessments of our Lakeview Property. We began the milling of previously stockpiled material in the fall of 2007 and we plan to continue this into 2009 although most of the material has been processed. After that, we anticipate conducting surface mining at the Weber property and the milling of ores obtained from those efforts at the Lakeview Mill. We intend to use the proceeds from the sale of our Bilbao concessions to finance these plans.

Acquisition of Kimberly Gold Mines, Inc.

On March 12, 2009, we acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction were the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $1,821,796 and was recorded to Mineral Properties. Kimberly has ceased to exist as a separate company.

Included in this acquisition were 186 unpatented mining claims located primarily in Idaho and Montana as well as a mill in need of refurbishing and various pieces of equipment. We assigned a value of $1,821,796 to these unpatented mining claims and no value to the other acquired assets.

Overall, the Kimberly Mine Veins are narrow, high grade, gold-silver veins. The Company believes this acquisition will enhance shareholder value by expanding its holdings to include potential gold veins.

Comparison of the Three and Six-Month Periods Ended March 31, 2009 and 2008:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2009, compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three-month period ended
	March 31, 2009	March 31, 2008	$ Change	% Change

REVENUES	$-	$-	$-	0.0%
COST OF REVENUES	-	-	-	0.0%
GROSS PROFIT	-	-	-	0.0%
General and administrative	299,248	81,662	217,586	266.4%
Professional fees	93,492	36,782	56,710	154.2%
Depreciation	30,006	12,973	17,033	131.3%
Mining and exploration expenses	658	24,155	(23,497)	-97.3%
Total Operating Expenses	423,404	155,572	267,832	172.2%
LOSS FROM OPERATIONS	(423,404)	(155,572)	(267,832)	172.2%
Net gain on sale of securities	(1,100)	(7,840)	6,740	-86.0%
Dividend and interest income	30,041	5,600	24,441	436.4%
Bad debt associated with note receivable	(222,408)	-	(222,408)	0.0%
Interest expense	(626)	(1,206)	580	-48.1%
Other income	-	3,252	(3,252)	-100.0%
Total Other Income (Expenses)	(194,093)	(194)	(193,899)	99947.9%
NET (LOSS)	$(617,497)	$(155,766)	$(461,731)	296.4%

	Six-month period ended
	March 31, 2009	March 31, 2008	$Change	% Change

REVENUES	$6,655	$180	$6,475	3597.2%
COST OF REVENUES	74	96	(22)	-22.9%
GROSS PROFIT	6,581	84	6,497	7734.5%
General and administrative	537,772	179,363	358,409	199.8%
Professional fees	148,650	91,557	57,093	62.4%
Depreciation	57,608	25,615	31,993	124.9%
Mining and exploration expenses	158,722	37,422	121,300	324.1%
Total Operating Expenses	902,752	333,957	568,795	170.3%
LOSS FROM OPERATIONS	(896,171)	(333,873)	(562,298)	168.4%
Lease income	-	2,514	(2,514)	-100.0%
Net gain on sale of securities	(1,005)	33,584	(34,589)	-103.0%
Dividend and interest income	65,045	11,605	53,440	460.5%
Bad debt associated with note receivable	(222,408)	-	(222,408)	0.0%
Interest expense	(1,371)	(1,685)	314	-18.6%
Other income	-	4,659	(4,659)	-100.0%
Total Other Income (Expenses)	(159,739)	50,677	(210,416)	-415.2%
NET (LOSS)	$(1,055,910)	$(283,196)	$(772,714)	272.9%

Overview of Operating Results

The increase in the net loss incurred during the both three- and six-month periods ended March 31, 2009, compared with the same periods last year is primarily attributable to increased payroll expenses associated with incremental personal. Also, contributing to the increase in net loss during both periods was the recording of an allowance for doubtful accounts associated with a $53,548 note receivable from a related party.

Operating Expenses

The increase in operating expenses during the three-month period ended March 31, 2009, compared with the same period last year was primarily due to an increase in salaries and related expenses of $118,330. This was primarily due to an increase in the number of employees to fourteen during the three-month period ended March 31, 2009, compared with seven during the same period last year.

The increase in operating expenses during the six-month period ended March 31, 2009, compared with the same period last year was primarily due to an increase in salaries and related expenses of $264,364. This was primarily due to an increase in the number of employees to fourteen during the three-month period ended March 31, 2009, compared with eight during the same period last year. Also contributing to the increase in operating expenses during the six-month period ended March 31, 2009, was an increase in exploration activities at our Lakeview mine site. During the recent six-month period, exploration expenses increased $116,285 compared with the comparable period last year.

Also contributing to the increase in operating expenses during the both the three- and six-month periods ended March 31, 2009 was recording of an allowance for doubtful accounts associated with a $53,548 account receivable from a related party. On March 3, 2009, a related party who owed the Company $53,548 filed a voluntary petition for reorganization relief under Chapter 11 of the United States

Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho. Based on this filing, the Company created an allowance for this account receivable in the amount of $53,548.

Other Income (Expenses)

The increase in other income (expenses) during the three-month period ended March 31, 2009, compared with the same period last year was primarily attributable to the recognition of imputed interest income of $23,317 during the most recent three-month period compared with $0 last year.

The increase in other income (expenses) during the six-month period ended March 31, 2009, compared with the same period last year was primarily attributable to the recognition of imputed interest income of $46,634 during the most recent six-month period compared with $0 last year. Partially, offsetting this positive impact was the realization of a net gain on the sale of available for sale securities of $33,584 during the six-month period ended March 31, 2008 compared to a net loss of $1,005 during the most recent six-month period.

Overview of Financial Position

At March 31, 2009, we had cash of $347,933 and total liabilities of $98,901. On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $1,821,796 and was recorded to Mineral Properties. Kimberly has ceased to exist as a separate company.

Property, Plant and Equipment

At March 31, 2009, property, plant and equipment before accumulated depreciation totaled $2,769,509, an increase of $184,414 from $2,585,095 at September 30, 2008. Most of the increase related to equipment purchases at its Lakeview property. See “Note 5. Property, Plant and Equipment” to our consolidated financial statements for further details.

Mineral and Mining Properties

At March 31, 2009, mineral and mining properties totaled $2,333,039, an increase of $1,953,349 from $379,690 at September 30, 2008. On March 12, 2009, the Company acquired mineral properties from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $1,821,796 and was recorded to Mineral Properties. See “Note 13. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Also, during the three-month period ended March 31, 2009, the Company received a Quitclaim Deed releasing the property that was the collateral of a note receivable with a principal and accrued interest balance of $131,553. The Company determined the fair value of the reclaimed property to equal the sum of the principal and accrued interest balances. See “Note 7. Notes Receivable – Sale of Lode Claim” to our consolidated financial statements for further details.

Investments

Our investment portfolio at March 31, 2009 was $220,250, a decrease of $136,573 from the September 30, 2008, balance of $356,823, primarily as a result of decreased per share values. Also, contributing to this decrease was the reclassification of 321,500 shares of Kimberly’s common stock to 160,750 treasury shares with a cost basis of $38,035. See “Note 7. Investments” and “Note 13. Acquisition of Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Notes Receivable from Related Parties

At March 31, 2009, notes receivable from related parties totaled $3,716, a decrease of $200,000 from $203,716 at September 30, 2008. This decrease was related to the write off of the Kimberly note receivable in connection with our acquisition of mineral properties. See “Note 13. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Accrued Expenses and Other Liabilities

Our accounts payable were $128,447 at March 31, 2009. Our accounts payable were $195,507 at September 30, 2008, which included $48,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

Notes Payable

During 2006, we acquired a vehicle for $19,782 by paying $9,000 cash and signing a note for the remaining $10,781. The note had a term of 30 months, bore interest at 8.99% annually and stipulated that payments of $499 be made monthly. This note payable was fully paid as of December 31, 2008.

During the third quarter of 2007, we acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $7,318 at March 31, 2009 and is payable within twelve months.

In December 2007, we purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $10,599 at March 31, 2009. Of this amount $4,276 is payable within twelve months.

In December 2008, we purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. We recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $8,995 at March 31, 2009, all of which is payable within twelve months. See “Note 10: Notes Payable” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $6,220,769 at March 31, 2009, an increase of $579,749 from $5,641,020 at September 30, 2008. The increase in total stockholders’ equity was primarily due to the issuance of 12,145,306 shares of common stock issued in exchange for certain asserts of Kimberly Gold Mines, Inc. Partially offsetting this positive impact was a net loss of $1,234,421 incurred during the six-month period ended March 31, 2009. Also, contributing to the decrease in total stockholders’ equity was a decrease of $149,102 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7. Investments” and “Note 13. Acquisition of Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities
During the six-month period ended March 31, 2009, our operating activities used $1,129,823 and used $175,158 during the comparable period last year. This reduction was primarily the result of the realization of a net loss of $1,055,910 during the recent six-month period compared to a net loss of $283,196 realized last year.

Investing Activities
During the six-month period ended March 31, 2009, our investing activities used $266,851 and used $50,191during the same period last year. This was primarily the result of $105,361 in proceeds from the sale of investments received during the six-month period ended March 31, 2008 compared with $1,200 during the six-month period ended March 31, 2009.

Financing Activities
During the six-month period ended March 31, 2009, our financing activities used $47,867 and contributed $169,373 during the same period last year. This was primarily due to net proceeds of $150,000 received from the issuance common stock during the six-month period ended March 31, 2008, compared with none during the six-month period ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, except for the measures taken to address the material weakness as described above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 20, 2009	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

May 20, 2009	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer