Form 10-Q/A
period 2009-03-31
SHOSHONE SILVER MINING CO INC
filed 2009-07-20
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

4903 W. Industrial Ave, Coeur d’Alene, ID 83815
(Address of principal executive offices) (Zip Code)

(208) 664-0620
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

EXPLANATORY NOTE:

Shoshone Silver Mining Company Inc. (the “Company”) is filing this Amendment on Form 10-Q/A to amend, in its entirety, its Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2009, to reflect certain corrections to the original filing.

After the Company filed its Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 2009, the Company identified certain errors in its consolidated financial statements primarily related to the accounting for the Company’s acquisition Kimberly Gold Mines, Inc. assets.  In addition, the Company discovered and corrected certain errors that were clerical in nature.

The impact of the restatement for the three-month period ended March 31, 2009, is a decrease in net loss of $222,408, or $0.01 per share, a decrease in treasury stock of $38,035, an increase to accounts payable of $72,887 and a corresponding increase to Mineral Properties of $333,330.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on May 20, 2009, and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the original Form 10-Q.

Items in this Form 10-Q/A affected by the restatement and amended by this filing are Part I items 1, 2 and 4.

SHOSHONE SILVER MINING COMPANY

FORM 10-Q /A
For the Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS	(restated)

CURRENT ASSETS
Cash and cash equivalents	$347,933	$1,570,066
Note receivable (net of discount) - current portion	418,595	422,277
Receivables from related parties (net of allowance)	9,267	9,624
Deposits and prepaids	15,001	4,806
Supplies inventory	2,513	2,821
Total Current Assets	793,309	2,009,594

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,769,509	2,585,095
Accumulated depreciation	(1,301,833)	(1,244,225)
Total Property Plant and Equipment	1,467,676	1,340,870

MINERAL AND MINING PROPERTIES	2,666,369	379,690

OTHER ASSETS
Notes receivable from related parties	3,716	203,716
Notes receivable (net of discount)	1,501,175	1,572,030
Accrued interest receivable	504	10,739
Investments	220,250	356,823
Total Other Assets	1,725,645	2,143,308

TOTAL ASSETS	$6,652,999	$5,873,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$130,447	$195,507
Accrued expenses	14,428	10,288
Notes payable - current portion	20,588	18,526
Total Current Liabilities	165,463	224,321

Note payable - noncurrent portion	6,324	8,121
Total Liabilities	171,787	232,442

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 80,000,000 shares authorized, $0.10 par value;
34,268,485 and 22,063,179 shares issued and outstanding	3,426,849	2,206,318
Additional paid-in capital	4,131,450	3,522,385
Treasury stock	(316,653)	(309,853)
Accumulated earnings in exploration stage	1,072,921	1,906,423
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	(165,873)	(16,771)
Total Stockholders' Equity	6,481,212	5,641,020

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,652,999	$5,873,462

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Six-Month Period Ended		(beginning of
	March 31,	March 31,	March 31,	March 31,	exploration stage)
	2009	2008	2009	2008	to March 31, 2009
	(restated)		(restated)		(restated)
Receivables from related parties (net of allowance)
REVENUES	$-	$-	$6,655	$180	$384,293

COST OF REVENUES	-	-	74	96	230,334

GROSS PROFIT	-	-	6,581	84	153,959

OPERATING EXPENSES
General and administrative	299,248	81,662	537,772	179,363	2,008,967
Professional fees	93,492	36,782	148,650	91,557	789,132
Consulting fees	-	-	-	-	135,140
Depreciation	30,006	12,973	57,608	25,615	390,904
Mining and exploration expenses	658	24,155	158,722	37,422	1,719,029
Net gain on sale of load claim	-	-	-	-	(193,907)
Total Operating Expenses	423,404	155,572	902,752	333,957	4,849,265

LOSS FROM OPERATIONS	(423,404)	(155,572)	(896,171)	(333,873)	(4,695,306)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	2,514	444,043
Net (loss) gain on sale of investments	(1,100)	(7,840)	(1,005)	33,584	1,129,204
Dividend and interest income	30,041	5,600	65,045	11,605	156,345
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Interest expense	(626)	(1,206)	(1,371)	(1,685)	(6,278)
Other income	-	3,252	-	4,659	5,981
Total Other Income (Expenses)	28,315	(194)	62,669	50,677	5,768,227

INCOME (LOSS) BEFORE INCOME TAXES	(395,089)	(155,766)	(833,502)	(283,196)	1,072,921

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(395,089)	(155,766)	(833,502)	(283,196)	1,072,921

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(20,569)	(66,921)	(178,511)	(68,642)	323,941

NET COMPREHENSIVE INCOME (LOSS)	$(415,658)	$(222,687)	$(1,012,013)	$(351,838)	$1,396,862

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.02)	$(0.01)	$(0.04)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.02)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	23,159,723	19,945,512	22,602,364	19,767,509

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	23,159,723	19,945,512	22,602,364	19,767,509

The accompanying condensed notes are an integral part of these financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Six-Month Period Ended		(beginning of
	March 31,	March 31,	exploration stage)
	2009	2008	to March 31, 2009
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(833,502)	$(283,196)	$1,072,921
Adj Receivables from related parties (net of allowance)
cash used by operations:
Depreciation and amortization expense	57,608	31,278	390,904
Amortization of note receivable discount	(46,634)	-	(54,407)
Common stock issued for services	6,500	2,400	200,186
Common stock issued for mining and exploration expenses	-	-	516,180
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Treasury stock issued for services	7,000	-	27,320
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	1,005	(33,584)	(1,129,203)
Available for sale securities issued in exchange for services	-	-	135,140
Unrealized holding loss on marketable securities	-	-	380,827
Gain on settlement of note receivable	-	-	(64,206)
Gain on sale of fixed asset	-	-	(12,200)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Adjustment to balance of note receivable	(765)	-	(765)
Changes in assets and liabilities:
Change in receivable from related party	357	-	(9,267)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	5,744	(2,640)	16,383
Change in supplies inventory	308	424	10,219
Change in accrued interest receivable	(9,598)	6,710	(20,337)
Change in accrued liabilities	4,140	(1,594)	10,444
Change in accounts payable	(99,578)	105,044	7,337
Net cash used in operating activities	(907,415)	(175,158)	(2,631,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(52,769)	-	(4,059,939)
Proceeds from sale of investments	1,200	105,361	4,573,418
Purchase of mineral and mining properties	-	-	(68,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Purchase of fixed assets	(215,282)	(155,552)	(929,240)
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	(266,851)	(50,191)	2,039,864

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	150,000	1,262,795
Common shares repurchased for treasury	(20,000)	-	(41,220)
Advances on notes receivable	-	-	(96,022)
Advances to related party	(15,000)	-	(410,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	31,820	332,498
Payments received on notes receivable	2,807	-	132,845
Payment made on long-term note payable	(15,674)	(12,447)	160,760
Proceeds from short-term loans	-	-	(218,973)
Net cash (used in) provided by financing activities	(47,867)	169,373	879,683

Net increase (decrease) in cash	(1,222,133)	(55,976)	287,944

Cash, beginning of period	1,570,066	58,554	59,989

Cash, end of period	$347,933	$2,578	$347,933

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,371	$1,685	$6,279
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mineral property reacquired upon default	$131,553	$-	$131,553
Mineral properties acquired in exchange for common stock and other assets	$2,155,126	$-	$2,155,126
Treasury stock issued in exchange for fixed asset	$7,500	$-	$7,500
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Note payable issued in exchange for prepaid asset	$15,939	$15,626	$31,565
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Stock received in exchange for lode claim	$-	$-	$60,000
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Note receivable (net of discount) in connection with sale of lode claim	$-	$-	$1,865,363
Note issued in exchanged for vehicle	$-	$15,377	$53,658
Treasury stock acquired through sale of investment	$-	$-	$296,296
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common Stock issued for services	$-	$-	$88,333
Common stock issued for finders' fee	$-	$-	$1,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273

The accompanying condensed notes are an integral part of these financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
March 31, 2009

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus was broadened to include resource management and sales of mineral and timber interests. The Company’ has one wholly owned subsidiary, Lakeview Consolidated Silver Mines, Inc., the results of which are incorporated herein.

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

		Fair Value Measurements
		At March 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$220,250	$220,250	$-	$-

Note Receivable (net of discount)	1,919,769	-	1,919,769	-

Reclaimed Property	131,553	-	131,553	-

Total Assets Measured at Fair Value	$2,271,572	$220,250	$2,051,322	$-

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

Subsequent to December 31, 2008, the Company determined that a note receivable with an unpaid principal and accrued interest balance of $130,024 may no longer be collectible. Accordingly, interest income ceased to accrue as of January 1, 2009. See Note 7.

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

NOTE 6: NOTES RECEIVABLE FROM RELATED PARTIES

Silver Valley Capital
On September 1, 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary were both members of Silver Valley Capital, LLC at the time the receivable was originated . Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable.

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

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. The $215,000 note receivable and accrued interest of $7,408 from Kimberly were derecognized and included in the purchase price of the acquired mineral properties. See Note 13.

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

In connection with the purchase of assets from Kimberly Gold Mines, Inc. (“Kimberly”), the Company derecognized 321,500 shares of Kimberly’s common stock with a cost basis of $38,035 and allocated this amount to the purchase price of the acquired mineral properties.  See Note 13.

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

Acquisition of assets from Kimberly Gold Mines, Inc.
In connection with the acquisition of assets from Kimberly Gold Mines, Inc. (“Kimberly), the Company assumed liabilities with a fair value of $72,887.  See Note 13.

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

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $ 2,155,126 and was recorded entirely to Mineral Properties. See Note 13.

NOTE 12: TREASURY STOCK

The Company held 1,164,986 and 1,058,986 shares of treasury stock at March 31, 2009 and September 30, 2008, respectively.

During the three-month period ended December 31, 2008, the Company repurchased for treasury 100,000 common shares at a price of $0.20 per share for a total cost of $ 20,000 . These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser. See Note 9.

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

NOTE 13: ACQUISITION OF ASSETS FROM KIMBERLY GOLD MINES, INC.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”)  in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,155,126 and was recorded to Mineral Properties.  Kimberly has ceased to exist as a separate company.  The value of $2,155,126 consisted of the Company’s common stock valued at $1,821,796, a note receivable from Kimberly valued at 222,408, Kimberly’s common stock previously held for investment by the Company valued at 38,035 and certain accounts payable assumed by the Company valued at $72,887.

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

NOTE 15: RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has concluded that its consolidated financial statements for the three-month period ended March 31, 2009, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon.  The restatement is to adjust for incorrect accounting for a note receivable from Kimberly Gold Mines, Inc. (“Kimberly) and common stock of Kimberly held as available for sale by the Company.

On March 12, 2009, the Company acquired certain assets from Kimberly in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock.  See Note 13.

The original filing of the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2009, (the “Original Filing”) included a bad debt of $222,408 related to the note receivable from Kimberly.  The correct accounting would be to increase the value of the mineral properties acquired by $222,408.  Also, the Original Filing presented the common stock of Kimberly previously held as available for sale by the Company as an increase of $38,035 to the Company’s treasury stock.  The correct accounting would be to increase the value of the mineral properties acquired by $38,035.  Further, the Original Filing did not include a valuation of the accounts payable assumed in connection with this transaction.  The correct account would be to assign a value of $72,887 to these accounts payable.

Impact of restatement on select balance sheet accounts:

	March 31, 2009
	(as previously			March 31, 2009
Balance Sheet Account	reported)	Adjustments		(as restated)
			$
Mineral Properties	$2,333,039	$333,330		2,666,369
Treasury Stock	$(354,688)	$38,035		$(316,653)
Accounts Payable	$(57,560)	$(72,887)		$(130,447)
Accumulated earnings in exploration stage	$850,513	$222,408		$1,072,921

Impact of restatement on consolidated statements of operations:

Three-month period ended
	March 31, 2009
	(as previously		March 31, 2009
Statement of Operations Account	reported)	Adjustments	(as restated)
Bad debt associated with note receivable	$(222,408)	$222,408	$-
Total other income (expenses)	$(194,093)	$222,408	$28,315
Net loss	$(617,497)	$222,408	$(395,089)
Net loss per share - basic and diluted	$(0.03)		$(0.02)

Six-month period ended
	March 31, 2009
	(as previously		March 31, 2009
Statement of Operations Account	reported)	Adjustments	(as restated)
Bad debt associated with note receivable	$(222,408)	$222,408	$-
Total other income (expenses)	$(159,739)	$222,408	$62,669
Net loss	$(1,055,910)	$222,408	$(833,502)
Net loss per share - basic and diluted	$(0.05)		$(0.04)

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

Acquisition of Kimberly Gold Mines, Inc.

On March 12, 2009, we acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,155,126 and was recorded to Mineral Properties.  The value of $2,155,126 consisted of our common stock valued at $1,821,796, a note receivable from Kimberly valued at 222,408, Kimberly’s common stock previously held for investment by the Company valued at 38,035 and liabilities assumed by the Company with a fair value of $72,887.  Kimberly has ceased to exist as a separate company.

Included in this acquisition were 186 unpatented mining claims located primarily in Idaho and Montana as well as a mill in need of refurbishing and various pieces of equipment. We assigned a value of $ 2,115,126 to these unpatented mining claims and no value to the other acquired assets.

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

Comparison of the Three and Six-Month Periods Ended March 31, 2009 and 2008:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2009, compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three-month period ended
	March 31, 2009	March 31, 2008	$ Change	% Change

REVENUES	$-	$-	$-	0.0%
COST OF REVENUES	-	-	-	0.0%
GROSS PROFIT	-	-	-	0.0%
General and administrative	299,248	81,662	217,586	266.4%
Professional fees	93,492	36,782	56,710	154.2%
Depreciation	30,006	12,973	17,033	131.3%
Mining and exploration expenses	658	24,155	(23,497)	-97.3%
Total Operating Expenses	423,404	155,572	267,832	172.2%
LOSS FROM OPERATIONS	(423,404)	(155,572)	(267,832)	172.2%
Net gain on sale of securities	(1,100)	(7,840)	6,740	-86.0%
Dividend and interest income	30,041	5,600	24,441	436.4%
Interest expense	(626)	(1,206)	580	-48.1%
Other income	-	3,252	(3,252)	-100.0%
Total Other Income (Expenses)	28,315	(194)	28,509	14695.4%
NET (LOSS)	$(395,089)	$(155,766)	$(239,323)	153.6%

	Six-month period ended
	March 31, 2009	March 31, 2008	$Change	% Change

REVENUES	$6,655	$180	$6,475	3597.2%
COST OF REVENUES	74	96	(22)	-22.9%
GROSS PROFIT	6,581	84	6,497	7734.5%
General and administrative	537,772	179,363	358,409	199.8%
Professional fees	148,650	91,557	57,093	62.4%
Depreciation	57,608	25,615	31,993	124.9%
Mining and exploration expenses	158,722	37,422	121,300	324.1%
Total Operating Expenses	902,752	333,957	568,795	170.3%
LOSS FROM OPERATIONS	(896,171)	(333,873)	(562,298)	168.4%
Lease income	-	2,514	(2,514)	-100.0%
Net gain on sale of securities	(1,005)	33,584	(34,589)	-103.0%
Dividend and interest income	65,045	11,605	53,440	460.5%
Interest expense	(1,371)	(1,685)	314	-18.6%
Other income	-	4,659	(4,659)	-100.0%
Total Other Income (Expenses)	62,669	50,677	11,992	23.7%
NET (LOSS)	$(833,502)	$(283,196)	$(550,306)	194.3%

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

Overview of Financial Position

At March 31, 2009, we had cash of $347,933 and total liabilities of $ 98,900 . On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $ 2,155,126 and was recorded to Mineral Properties. Kimberly has ceased to exist as a separate company.

Property, Plant and Equipment

At March 31, 2009, property, plant and equipment before accumulated depreciation totaled $2,769,509, an increase of $184,414 from $2,585,095 at September 30, 2008. Most of the increase related to equipment purchases at its Lakeview property. See “Note 5. Property, Plant and Equipment” to our consolidated financial statements for further details.

Mineral and Mining Properties

At March 31, 2009, mineral and mining properties totaled $ 2,666,369 an increase of $ 2,286,679 from $379,690 at September 30, 2008. On March 12, 2009, the Company acquired mineral properties from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock in exchange for 100% of Kimberly’s common stock. This transaction was valued at $ 2,155,126 and was recorded to Mineral Properties. See “Note 13. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

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

Investments

Our investment portfolio at March 31, 2009 was $220,250, a decrease of $136,573 from the September 30, 2008, balance of $356,823, primarily as a result of decreased per share values.  Also, contributing to this decrease was the derecognition of 321,500 shares of Kimberly’s common stock with a cost basis of $38,035.  The cost basis of this common stock was allocated to the purchase price of the acquired mineral properties.  See “Note 7.  Investments” and “Note 13.  Acquisition of Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Notes Receivable from Related Parties

At March 31, 2009, notes receivable from related parties totaled $3,716, a decrease of $200,000 from $203,716 at September 30, 2008.  This decrease was related to the derecognition of the Kimberly note receivable in connection with our acquisition of certain assets from Kimberly.  The $222,408 value of the Kimberly note receivable and accrued interest was included in the purchase price of the acquired mineral properties. See “Note 13. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Accrued Expenses and Other Liabilities

Our accounts payable were $130,447 at March 31, 2009, a decrease of $65,060 from $195,507 at September 30, 2008. During the three-month period ended March 31, 2009, the Company assigned a value of $72,887 to certain accounts payable assumed in connection with the acquisition of assets from Kimberly Gold Mines, Inc.  See Note 13.

The September 30, 2008 accounts payable balance included $48,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

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

Stockholders’ Equity

Our total stockholders’ equity was $ 6,481,212 at March 31, 2009, an increase of $ 840,192 from $5,641,020 at September 30, 2008. The increase in total stockholders’ equity was primarily due to the issuance of 12,145,306 shares of common stock issued in exchange for certain asserts of Kimberly Gold Mines, Inc. Partially offsetting this positive impact was a net loss of $ 833,502 incurred during the six-month period ended March 31, 2009. Also, contributing to the decrease in total stockholders’ equity was a decrease of $149,102 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods. See “Note 7. Investments” and “Note 13. Acquisition of Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities
During the six-month period ended March 31, 2009, our operating activities used $ 907,415 and used $175,158 during the comparable period last year. This reduction was primarily the result of the realization of a net loss of $ 833,502 during the recent six-month period compared to a net loss of $283,196 realized last year.

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

In connection with the restatement of our financial statements as described in “Note 15. Restatement of Prior Period Financial Statements”, management reevaluated our disclosure controls and procedures and our internal control over financial reporting for the period impacted by the restatement. As a result of this reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

July 17, 2009	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

July 17, 2009	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer