Form 10-Q
period 2009-06-30
SHOSHONE SILVER MINING CO INC
filed 2009-08-14
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Class	Outstanding as of August 12, 2009

Common Stock ($0.10 par value)	34,303,887

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,835	$1,570,066
Note receivable (net of discount) - current portion	373,679	422,277
Receivables from related parties (net of allowance)	9,266	9,624
Deposits and prepaids	10,188	4,806
Supplies inventory	2,513	2,821
Total Current Assets	408,481	2,009,594

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,771,010	2,585,095
Accumulated depreciation	(1,332,061)	(1,244,225)
Total Property Plant and Equipment	1,438,949	1,340,870

MINERAL AND MINING PROPERTIES	2,696,369	379,690

OTHER ASSETS
Notes receivable from related parties	3,716	203,716
Notes receivable (net of discount)	1,519,407	1,572,030
Accrued interest receivable	322	10,739
Investments	321,980	356,823
Total Other Assets	1,845,425	2,143,308

TOTAL ASSETS	$6,389,224	$5,873,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$163,963	$195,507
Accrued expenses	6,640	10,288
Notes payable - current portion	14,690	18,526
Total Current Liabilities	185,293	224,321

Note payable - noncurrent portion	4,863	8,121
Total Liabilities	190,156	232,442

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
34,303,887 and 22,063,179 shares issued and outstanding	3,430,389	2,206,318
Additional paid-in capital	4,089,450	3,522,385
Treasury stock	(252,653)	(309,853)
Accumulated earnings in exploration stage	663,140	1,906,423
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(63,776)	(16,771)
Total Stockholders' Equity	6,199,068	5,641,020

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,389,224	$5,873,462

The accompanying condensed notes are an integral part of these interim financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Nine-Month Period Ended		(beginning of
	June 30,	June 30,	June 30,	June 30,	exploration stage)
	2009	2008	2009	2008	to June 30, 2009

REVENUES	$-	$-	$6,655	$180	$384,293

COST OF REVENUES	-	-	74	95	230,334

GROSS PROFIT	-	-	6,581	85	153,959

OPERATING EXPENSES
General and administrative	255,096	208,182	792,869	387,545	2,264,063
Professional fees	91,935	70,458	240,584	162,073	881,067
Consulting fees	-	-	-	-	135,140
Depreciation	30,228	13,869	87,836	39,485	421,132
Mining and exploration expenses	10,272	-	168,994	37,423	1,729,301
Net gain on sale of load claim	-	-	-	-	(193,907)
Total Operating Expenses	387,531	292,509	1,290,283	626,526	5,236,796

LOSS FROM OPERATIONS	(387,531)	(292,509)	(1,283,702)	(626,441)	(5,082,837)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	2,514	444,044
Net (loss) gain on sale of investments	160	-	(844)	33,585	1,129,364
Dividend and interest income	28,053	4,725	93,097	16,330	184,398
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Gain on sale of Mexican mining concession	-		-	-	4,363,353
Interest expense	(464)	(1,252)	(1,834)	(2,936)	(6,742)
Other income/(expense)	(50,000)	-	(50,000)	4,659	(44,019)
Total Other Income (Expenses)	(22,251)	3,473	40,419	54,152	5,745,977

INCOME (LOSS) BEFORE INCOME TAXES	(409,782)	(289,036)	(1,243,283)	(572,289)	663,140

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(409,782)	(289,036)	(1,243,283)	(572,289)	663,140

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	101,730	(105,043)	(48,472)	(173,510)	453,979

NET COMPREHENSIVE INCOME (LOSS)	$(308,052)	$(394,079)	$(1,291,755)	$(616,766)	$1,117,119

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$(0.01)	$(0.05)	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.01)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	34,277,507	20,926,357	26,508,353	20,151,164

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	34,277,507	20,926,357	26,508,353	20,151,164

The accompanying condensed notes are an integral part of these interim financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company) CONSOLIDATED
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Nine-Month Period Ended		(beginning of
	June 30,	June 30,	exploration stage)
	2009	2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,243,283)	$(572,289)	$663,140
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	87,836	39,484	421,132
Adjustment to balance of note receivable	(765)		(765)
Amortization of note receivable discount	(69,951)	-	(77,724)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	240		240
Common stock issued for mining and exploration expenses	-	22,000	285,500
Common stock issued for services	10,040	2,400	203,726
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Discount given on early payment on note receivable	50,000	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	844	(33,584)	(1,129,364)
Treasury stock issued for services	7,000	-	27,320
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in receivable from related party	358	-	(9,266)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	10,557	8,357	21,196
Change in supplies inventory	308	424	10,219
Change in accrued interest receivable	(9,415)	8,941	(20,154)
Change in accrued liabilities	(3,648)	4,378	2,656
Change in accounts payable	(66,063)	73,513	40,852
Change in stock to issue	-	120,000	230,680
Net cash used in operating activities	(1,225,942)	(326,376)	(2,950,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(52,769)	-	(4,059,939)
Proceeds from sale of investments	1,488	105,360	4,573,706
Purchase of mineral and mining properties	(8,000)	-	(76,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Purchase of fixed assets	(216,783)	(185,700)	12,200
Proceeds from sale of fixed assets	-	-	(930,741)
Net cash provided by investing activities	(276,064)	(80,340)	2,030,651

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	285,985	1,242,570
Common shares repurchased for treasury	(20,000)	-	(41,220)
Advances on notes receivable	-	-	(96,022)
Advances to related party	(15,000)	-	(410,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	144,867	332,498
Payments received on notes receivable	2,808	-	132,846
Payment of common stock subscriptions	-	-	20,225
Payment made on long-term note payable	(23,033)	(25,707)	(226,332)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	(55,225)	405,145	872,325

Net increase (decrease) in cash	(1,557,231)	(1,571)	(47,154)

Cash, beginning of period	1,570,066	58,554	59,989

Cash, end of period	$12,835	$56,983	$12,835

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,834	$2,457	$6,742
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$95,340	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mineral properties acquired in exchange for common stock and other consideration	$2,177,126	$-	$2,177,126
Mineral property reacquired upon default	$131,553	$-	$131,553
Note issued in exchanged for vehicle	$-	$15,377	$53,658
Note payable issued in exchange for prepaid asset	$15,939	$15,626	$31,565
Note receivable (net of discount) in connection with sale of lode claim	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$7,500	$-	$7,500

The accompanying condensed notes are an integral part of these interim financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
June 30, 2009

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and is engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus broadened to include resource management and sales of mineral and timber interests. The Company has one wholly owned subsidiary, Lakeview Consolidated Silver Mines, Inc., the results of which are incorporated herein.

Beginning in fiscal 2000, the Company entered into an exploration stage. The Company has acquired several mining properties since entering the exploration stage. During fiscal year 2008, the Company completed the refurbishment of the mill at its Lakeview property.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 7.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. Kimberly has ceased to exist as a separate company. See Note 13.

The Company’s year end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on January 13, 2009.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at June 30, 2009 and September 30, 2008, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $0 and $1,296,921, respectively.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$321,980	$321,980	$-	$-
Note Receivable (net of discount)	1,893,086	-	1,893,086	-
Total Assets Measured at Fair Value	$2,215,066	$321,980	$1,893,086	$-

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. Historically, the Company’s fiscal year ended on December 31st. However, on September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008.

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $1,004,342 from inception through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, the Company anticipates raising the majority of the $2,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Notes Receivable

The Company’s policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible. At that time, an allowance for bad debt would be established and interest would stop accruing.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lakeview Consolidated Silver Mines, Inc. The inter-company accounts and transactions are eliminated upon consolidation.

Recently Issued Accounting Standards

In May 2009, the FASB issued “SFAS No.165, Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 without a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued “SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

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

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party for certain administrative services. During fiscal 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. As of June 30, 2009, a net total of $2,357 had been received. The Company has evaluated the credit risk associated with this related party receivable to determine if an allowance is necessary. At June 30, 2009, no allowance was deemed necessary.

NOTE 4: DEPOSITS AND PREPAID EXPENSES

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,939 note payable. During the three- and nine-month periods ended June 30, 2009, $5,438 and $12,689 of the prepaid insurance was amortized into General & Administrative Expenses, respectively. See Note 10.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that requires the Company to pay a royalty of $125 per month until “net smelter returns” (as defined in the Amended Lease) are payable. During the three-month period ended June 30, 2009, the Company paid

Chester Mining Company a second advance royalty payment of $1,500. During the three- and nine-month periods ended June 30, 2009, $875 and $1,250 of the advance royalty payment was amortized into General & Administrative Expenses, respectively. At June 30, 2009, the unamortized balance of this advance royalty payment was $1,125.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Equipment	$1,032,766	$882,638
Refurbished Lakeview Mill	499,681	499,681
Office Building	150,000	150,000
Property & Mill	1,088,563	1,052,776
	2,771,010	2,585,095
Less accumulated depreciation	(1,332,061)	(1,244,225)
Property, Plant & Equipment, net	$1,438,949	$1,340,870

Depreciation expense was $30,228 for the three-month period ended June 30, 2009 and $12,973 for the comparable period last year.

Depreciation expense was $87,836 for the nine-month period ended June 30, 2009 and $25,615 for the comparable period last year.

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

NOTE 6: NOTES RECEIVABLE FROM RELATED PARTIES

Silver Valley Capital
In September 2006, the Company loaned Silver Valley Capital, LLC $168,000 in exchange for a promissory note. The Company’s President and its Secretary were both members of Silver Valley Capital, LLC at the time the receivable was originated. Both these individuals abstained from voting on the respective companies’ Board of Directors’ Resolutions approving this loan. The note bore interest at 10.0% per annum and stipulated that monthly payments of $822 were to be made until February 1, 2007. On February 1, 2007, the remaining principal plus accrued interest was to become due and payable.

In July 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. The Company is currently working with Silver Valley Capital, LLC to renegotiate a revised due date. During the first nine-month period ended June 30, 2009, no payments were received on this note. Interest income of $291 was accrued the nine-month period ended June 30, 2009. The balance of this note was $3,716 at June 30, 2009.

Kimberly Gold Mines
On August 28, 2008, the Company advanced Kimberly $200,000 and an additional $15,000 on December 4, 2008, in exchange for a promissory note. Kimberly used these funds to reduce their outstanding obligations. The notes bore interest at 6.0% per annum and were payable on demand. Further, until the principal and accrued interests were paid, the notes were secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share. Interest income of $6,408 was accrued during the nine-month period ended June 30, 2009. The balance of this note was $0 at June 30, 2009.

In March 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. The $215,000 note receivable and accrued interest of $7,408 from Kimberly were derecognized and included in the purchase price of the acquired mineral properties. See Note 13.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the three- and nine-month periods ended June 30, 2009, $23,317 and $69,951 of interest income was realized through the amortization of this note discount.

On June 30, 2009, the Company entered into an agreement with the Xtierra, now known as Orca Minerals Limited (“Orca”). Pursuant to this agreement, the Company granted Orca a $50,000 discount on the $500,000 payment due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. The discount of $50,000 was included in the Company’s Consolidated Statements of Operations as an “Other Expense” and as a corresponding reduction to the current portion of the note receivable on the Company’s Consolidated Balance Sheets. On July 7, 2009, the Company received the $450,000 due under the revised terms of the note receivable from Orca. See Note 15.

The balance on this note receivable (net of discount) was $1,893,086 at June 30, 2009.

Signal Silver-Gold, Inc.
On August 27, 2008, the Company advanced Signal Silver-Gold, Inc. (“Signal”) $2,808 in exchange for a promissory note. The note bears interest at 6% per annum and is payable on demand. On October 16, 2008, the Company received a payment of $2,850. Of this amount $2,808 was applied towards satisfaction of the principal amount owing and $42 was applied toward accrued interest.

The following tables set forth the components of the Notes Receivable – Mexican Concessions (net of discount and the Other Assets – Notes Receivable (net of discount) caption on the Company’s consolidated balance sheets.

	June 30,	September 30,
	2009	2008
Note receivable - Mexican Concessions (net of discount)
Current portion	$373,679	$422,277
Non-current portion	1,519,407	1,450,858
Total	$1,893,086	$1,873,135

Other Assets - notes receivable (net of discount)
Mexican Concessions, non-current (net of discount)	$1,519,407	$1,450,858
Sale of Lode Claim	-	118,364
Signal Silver-Gold, Inc.	-	2,808
Total	$1,519,407	$1,572,030

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

The following summarizes the securities available for sale at June 30, 2009:

			Market
Investment	Quantity	Cost	Value
Bayswater Uranium Corporation	200,000	$60,000	$28,000
Chester Mining Company	2,500	12,567	700
Gold Crest Mines	617,600	3,900	8,581
Lucky Friday Extension	5,000	1,100	250
Merger Mines	929,299	216,499	185,860
Metropolitan Mines Limited	6,000	2,008	300
New Jersey Mining	142,875	34,290	35,719
Vindicator Mines	88,000	17,600	10,560
Silver Coins & Bars	3,715	37,930	52,010

Balance, June 30, 2009	1,994,989	$385,894	$321,980

The Company had an unrealized holding gain during the three-month period ended June 30, 2009 of $101,730. The Company had an unrealized holding loss during the nine-month period ended June 30, 2009 of $48,472. These are recorded on the income statement as other comprehensive income (loss) and are included on the balance sheet in other accumulated comprehensive income.

The Company recognized $160 of gain previously included in accumulated other comprehensive income on the sale of investments during the three-month period ended June 30, 2009. The Company recognized $844 of loss previously included in accumulated other comprehensive income on the sale of investments during the nine-month period ended June 30, 2009.

On September 17, 2008, the Company began acquiring shares of Merger Mines, Inc. At June 30, 2009, the Company had acquired 929,299 shares of Merger Mines common stock. This represented approximately 24% of Merger Mines, Inc.’s outstanding shares. The Company believes that, given the current economic environment, it is more likely than not that the Company will have to sell much of its investment in Merger Mines in order to fund operations. Accordingly, the Company has accounted for this investment as available-for-sale.

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

Acquisition of assets from Kimberly Gold Mines, Inc.
In connection with the acquisition of assets from Kimberly Gold Mines, Inc. (“Kimberly), the Company assumed liabilities with a fair value of $72,887. The balance of this liability at June 30, 2009, was $71,199. See Note 13.

NOTE 10: NOTES PAYABLE

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $4,913 at June 30, 2009 and is payable within twelve months.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $9,194 at June 30, 2009. Of this amount $4,331 is payable within twelve months.

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $5,445 at June 30, 2009, all of which is payable within twelve months. See Note 4.

NOTE 11: COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended March 31, 2009, the Company issued 60,000 shares of common in exchange for the services of its Board of Directors valued at $6,500.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was recorded entirely to Mineral Properties. See Note 13.

During the three-month period ended June 30, 2009, the Company issued 20,000 shares in exchange for the services of its Board of Directors valued at $2,000 and issued 4,000 shares in exchange for consulting services valued at $400.

NOTE 12: TREASURY STOCK

The Company held 1,164,986 and 1,058,986 shares of treasury stock at March 31, 2009 and September 30, 2008, respectively.

During the three-month period ended December 31, 2008, the Company repurchased for treasury 100,000 common shares at a price of $0.20 per share for a total cost of $20,000. These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser. See Note 9.

During the three-month period ended March 31, 2009, the Company issued 70,000 treasury shares in exchange for consulting services. The treasury shares had a cost of $0.11 per share.

During the three-month period ended June 30, 2009, the Company issued 200,000 treasury shares with a basis of $64,000 and a value of $22,000 in connection with its acquisition of 100% of Kimberly’s common stock. The difference between the basis and the value of the treasury shares was recorded as a reduction to Additional Paid-In Capital. See Note 13.

NOTE 13: ACQUISITION OF ASSETS FROM KIMBERLY GOLD MINES, INC.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was recorded to Mineral Properties. Kimberly has ceased to exist as a separate company.

The value of $2,185,126 consisted of the Company’s common stock valued at $1,821,796, a note receivable from Kimberly valued at $222,408, Kimberly’s common stock previously held for investment by the Company valued at $38,035, certain accounts payable assumed by the Company valued at $72,887, the issuance of 200,000 shares of treasury stock valued at $22,000 and a cash payment of $8,000 made to a former vendor of Kimberly.

Included in this acquisition were 186 unpatented mining claims located primarily in Idaho and Montana as well as a mill in need of refurbishing and various pieces of equipment. The Company allocated the entire purchase price to the mining claims and all other assets were allocated no value in this transaction.

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

NOTE 15: SUBSEQUENT EVENT

On July 7, 2009, the Company received the $450,000 due under the revised terms of the note receivable from Orca. Subsequent events have been evaluated through August 13, 2009, the date that the financial statements were available to be issued. See Note 7.

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

Plan of Operation

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. During the three-month period ended June 30, 2009, we temporarily ceased operations at our Lakeview property pending our raising sufficient funds to proceed with operations. This cessation of operations included terminating the employment of three full time employees. We currently employ three full-time persons at our Lakeview property whose primary goal is continuing to upgrade the crusher and mill areas.

On March 12, 2009, we acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. Included in this acquisition were 186 unpatented mining claims located primarily in Idaho and Montana as well as a mill in need of refurbishing and various pieces of equipment. See “Note 13. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Our primary plan of operations included raising sufficient capital to restart operations at our Lakeview property and also to refurbish our new mill purchased as part of the Kimberly acquisition. Our long-term goal is to mine and mill both silver and gold.

On June 30, 2009, we entered into an agreement with the Xtierra, now known as Orca Minerals Limited (“Orca”). Pursuant to this agreement, we granted Orca a $50,000 discount on the $500,000 due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. On July 7, 2009, we received the $450,000 which we intend to use primarily to refurbish the mill at our newly acquired Rescue Mine, to reopen two portals and to create a tailings pond for the mill. We anticipate that we will have to hire an addition five full time employees to meet these goals.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $1,004,342 from inception through June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern. We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, we have generally funded our operations with proceeds from the sale of “available-for-sale” investments, royalty and option agreement payments, and from the sale of the Company’s common stock. Should we be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, our business, and, as a result, our financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, the Company anticipates raising the majority of the $2,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Comparison of the Three and Nine-Month Periods Ended June 30, 2009 and 2008:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2009, compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three-month period ended
	June 30, 2009	June 30, 2008	$ Change	% Change

REVENUES	$-	$-	$-	0.00%
COST OF REVENUES	-	-	-	0.00%
GROSS PROFIT	-	-	-	0.00%
General and administrative	255,096	208,182	46,914	22.54%
Professional fees	91,935	70,458	21,477	30.48%
Depreciation	30,228	13,869	16,359	117.95%
Mining and exploration expenses	10,272	-	10,272	0.00%
Total Operating Expenses	387,531	292,509	95,022	32.49%
LOSS FROM OPERATIONS	(387,531)	(292,509)	(95,022)	32.49%
Net gain on sale of securities	160	-	160	0.00%
Dividend and interest income	28,053	4,725	23,328	493.71%
Interest expense	(464)	(1,252)	788	-62.94%
Other income	(50,000)	-	(50,000)	0.00%
Total Other Income (Expenses)	(22,251)	3,473	(25,724)	-740.69%
NET (LOSS)	$(409,782)	$(289,036)	$(120,746)	41.78%

	Nine-month period ended
	June 30, 2009	June 30, 2008	$ Change	% Change

REVENUES	$6,655	$180	$6,475	3597.2%
COST OF REVENUES	74	95	(21)	-22.1%
GROSS PROFIT	6,581	85	6,496	7642.4%
General and administrative	792,869	387,545	405,324	104.6%
Professional fees	240,584	162,073	78,511	48.4%
Depreciation	87,836	39,485	48,351	122.5%
Mining and exploration expenses	168,994	37,423	131,571	351.6%
Total Operating Expenses	1,290,283	626,526	663,757	105.9%
LOSS FROM OPERATIONS	(1,283,702)	(626,441)	(657,261)	104.9%
Lease income	-	2,514	(2,514)	-100.0%
Net gain on sale of securities	(844)	33,585	(34,429)	-102.5%
Dividend and interest income	93,097	16,330	76,767	470.1%
Interest expense	(1,834)	(2,936)	1,102	-37.5%
Other income	(50,000)	4,659	(54,659)	-1173.2%
Total Other Income (Expenses)	40,419	54,152	(13,733)	-25.4%
NET (LOSS)	$(1,243,283)	$(572,289)	$(670,994)	117.2%

Overview of Operating Results

The increase in the net loss incurred during the both three- and nine-month periods ended June 30, 2009, compared with the same periods last year is primarily attributable to increased payroll expenses associated with incremental personnel. However, during the three-month period ended June 30, 2009, we terminated the employment of three employees related to the cessation of operations at our Lakeview property. This mitigated the negative impact of increased payroll expenses during the 2009 periods.

Also contributing to the net loss during both periods was a $50,000 discount for early payment on a note receivable granted to Orca Minerals Limited (“Orca”). The discount was granted on the $500,000 due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. The discount of $50,000 was included in our Consolidated Statements of Operations as an “Other Expense” and as a corresponding reduction to the current portion of the note receivable on our Consolidated Balance Sheets. On July 7, 2009, we received the $450,000 due under the revised terms of the note receivable from Orca.

The increase in net loss during the nine-month period ended June 30, 2009, was also impacted by the recording of an allowance for doubtful accounts associated with a $53,548 note receivable from a related party.

Operating Expenses

The increases in operating expenses during both the three- and nine-month periods ended June 30, 2009, compared with the same periods last year were primarily due to increased salaries and related expenses of $47,932 and 222,516, respectively. However, during the three-month period ended June 30, 2009, we terminated the employment of three employees related to the cessation of operations at our Lakeview property. This mitigated the negative impact of increased payroll expenses during the 2009 periods.

The operating expenses during the nine-month period ended June 30, 2009, were also negatively impacted by an increase in exploration activities at our Lakeview mine site, made prior to the cessation of operations, and by the recording of an allowance for doubtful accounts associated with a $53,548 account receivable from a related party.

During the recent nine-month period, exploration expenses increased $126,285 compared with the same period last year. On March 3, 2009, a related party who owed the Company $53,548 filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho. Based on this filing, the Company created an allowance for this account receivable in the amount of $53,548.

Other Income (Expenses)

The decrease in other income (expenses) during the three-month period ended March 31, 2009, compared with the same period last year was primarily attributable to a $50,000 discount for early payment on a note receivable granted to Orca Minerals Limited. Partially offsetting this negative impact was the recognition of imputed interest income of $23,317 during the most recent three-month period compared with $0 last year.

The decrease in other income (expenses) during the nine-month period ended June 30, 2009, compared with the same period last year was primarily attributable to the negative impacts of a $50,000 discount for early payment on a note receivable granted to Orca Minerals Limited and the realization of a net loss on the sale of available-for-sale securities. During the nine-month period ended June 30, 2008, we realized a net gain on the sale of available for sale securities of $33,585 compared with a net loss of $844 during the most recent nine-month period. Partially offsetting these negative impacts was the recognition of imputed interest income of $69,951 during the most recent nine-month period compared with $0 last year.

Overview of Financial Position

At June 30, 2009, we had cash of $12,835 and total liabilities of $190,156. On June 30, 2009, we entered into an agreement with the Xtierra, now known as Orca Minerals Limited (“Orca”). Pursuant to this agreement, we granted Orca a $50,000 discount on the $500,000 due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. On July 7, 2009, we received the $450,000 due under the revised terms of the note receivable from Orca.

Property, Plant and Equipment
At June 30, 2009, property, plant and equipment before accumulated depreciation totaled $2,771,010, an increase of $185,915 from $2,585,095 at September 30, 2008. Most of the increase related to equipment purchases at its Lakeview property.

Mineral and Mining Properties
At June 30, 2009 mineral and mining properties totaled $2,696,369, an increase of $2,316,679 from $379,690 at September 30, 2008. On March 12, 2009, the Company acquired mineral properties from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was recorded to Mineral Properties.

Also, on February 2, 2009, the Company received a Quitclaim Deed releasing the property that was the collateral of a note receivable with a principal and accrued interest balance of $131,553. The Company determined the fair value of the reclaimed property to equal the sum of the principal and accrued interest balances.

Investments
Our investment portfolio at June 30, 2009, was $321,980, a decrease of $34,843 from the September 30, 2008, balance of $356,823, primarily as a result of the de-recognition of 321,500 shares of Kimberly’s common stock with a cost basis of $38,035. The cost basis of this common stock was allocated to the purchase price of the acquired mineral properties. This negative impact was partially offset by increases in per share values of certain securities.

Notes Receivable from Related Parties
At June 30, 2009, notes receivable from related parties totaled $3,716, a decrease of $200,000 from $203,716 at September 30, 2008. The decrease was a result of the de-recognition of the Kimberly note receivable in connection with our acquisition of certain assets from Kimberly. The $222,408 value of the Kimberly note receivable and accrued interest was included in the purchase price of the acquired mineral properties.

Accrued Expenses and Other Liabilities
Our accounts payable were $163,963 at June 30, 2009, a decrease of $31,544 from $195,507 at September 30, 2008.

The June 30, 2009 accounts payable balance included $72,887 that we assigned to certain liabilities assumed in connection with the acquisition of assets from Kimberly. This balance also included $43,448 in legal expenses primarily related to the Kimberly acquisition.

The September 30, 2008 accounts payable balance included $48,500 in compensation expense associated with a settlement agreement entered into by the Company with its former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

Notes Payable
During the third quarter of 2007, we acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $4,913 at June 30, 2009 and is payable within twelve months.

In December 2007, we purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $9,194 at June 30, 2009. Of this amount $4,331 is payable within twelve months.

In December 2008, we purchased for $21,752 a one-year liability insurance policy covering our Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. We recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. The note has a term of nine months, bears interest at 9.15% annually and stipulates that payments of $1,839 be made monthly. The outstanding balance on this note payable was $5,445 at June 30, 2009, all of which is payable within twelve months.

Stockholders’ Equity
Our total stockholders’ equity was $6,199,068 at June 30, 2009, an increase of $558,048 from $5,641,020 at September 30, 2008. The increase in total stockholders’ equity was primarily due to the issuance of 12,145,306 shares of common stock issued in exchange for certain asserts of Kimberly Gold Mines, Inc. Partially offsetting this positive impact was a net loss of $1,243,283 incurred during the nine-month period ended June 30, 2009.

Also, contributing to the decrease in total stockholders’ equity was a decrease of $47,005 in accumulated other comprehensive income. Fluctuations in prevailing market values continue to cause volatility in the Company’s accumulated comprehensive income or loss in stockholders’ equity and may continue to do so in future periods.

Liquidity and Capital Resources

Operating Activities
During the nine-month period ended June 30, 2009, our operating activities used $1,225,942 and used $326,376 during the comparable period last year. This reduction was primarily the result of the realization of a net loss of $1,243,283 during the recent nine-month period compared to a net loss of $572,289 realized last year.

Investing Activities
During the nine-month period ended June 30, 2009, our investing activities used $276,064 and used $80,340 during the same period last year. This was primarily the result of $105,361 in proceeds from the sale of investments received during the nine-month period ended June 30, 2008 compared with $1,488 during the nine-month period ended June 30, 2009.

Financing Activities
During the nine-month period ended June 30, 2009, our financing activities used $55,225 and contributed $405,145 during the same period last year. This was primarily due to net proceeds of $285,985 received from the issuance common stock during the nine-month period last year, compared with none during the current nine-month period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Pricipal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of Shoshone Silver Mining Company, Inc. was held on May 28, 2009. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: to consider and vote upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares:

For	Against	Abstain
19,039,142	2,244,777	162,600

Proposal No. 2: To elect four (4) directors to serve on the Company's Board of Directors until the next annual meeting of shareholders or until the successors are duly elected and qualified:

	For	Withheld
Melanie Farrand	25,514,060	1,441,145
Lex Smith	25,416,417	1,538,788
Edward Lehman	25,413,020	1,542,185
Carol Stephan	25,413,720	1,541,485

Proposal No. 3: To ratify the appointment of Williams and Webster PS as the Company’s independent certified accountants:

For	Against	Abstain
26,698,876	166,895	2,200

Item 5 - Other Information

On May 28, 2009, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 80,000,000 to 200,000,000. The amendment to the Company’s Articles of Incorporation is attached as exhibit 3.1.6.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

August 14, 2009	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

August 14, 2009	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer