Form 10-K
period 2009-09-30
SHOSHONE SILVER MINING CO INC
filed 2010-01-12
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-31184

SHOSHONE SILVER MINING COMPANY
(Name of registrant in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3714 W Industrial Loop., Coeur d’Alene, ID	83815
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (208) 664-0620

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2009, the last business day of the registrant’s most recently completed second quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter
Bulletin Board was approximately $3,347,603.

There were 37,468,887 shares of the registrant’s $0.10 par value common stock outstanding on December 15, 2009.

FORM 10-K
For the Fiscal Year Ended September 30, 2009

PART I

ITEM 1. BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," "the Company,” "we," and "our" refer to Shoshone Silver Mining Company.

Overview

Shoshone Silver Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969, and subsequently changed its name to Shoshone Silver Mining Company on January 22. 1970. The Company was formed to explore, develop and produce precious metals with a focus on northern Idaho and Canada. In the late 1990's, the Company was unable to productively utilize its Lakeview (Idaho) property and elected to expand its exploration activities throughout Idaho and also increasingly in other western states and Mexico.

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

On March 12, 2009, we acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where we issued 12,145,306 shares of our common stock and other consideration in exchange for 100% of Kimberly’s common stock. Kimberly has ceased to exist as a separate company.

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

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Conjecture		240	6	6
Idaho Lakeview & Keep Cool		780	15	24
Millsite		13
Drumheller		111	6
Auxer		40	-	2
Talache		40	-	2
Subtotal		1,224	27	34

Silver Valley	Shoshone County, Idaho
Shoshone		96	5	-
Bullion		138	7	-
North Osburn		300	-	15
Subtotal		534	12	15

Central Idaho
Rescue		1,720	-	84

Iola		70	5	-
Silver King		174	12	-
Kimberly		480	-	24
Subtotal		2,444	17	108

North Idaho	Boundary County, Idaho
Montgomery		500	-	25
Regal		80	-	4
		580	-	29

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16

Arizona Gold	Arizona
Arizona Goldfield	Mohave County	240	-	13
Western Gold	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32

Washington
Shaft Claims		380	-	19

Mexico Properties	Mexico
Other Mexican Properties	State of Sonora, Mexico	N/A	N/A	N/A

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

Effective March 1, 2008, the terms of the Conjecture Lease were renegotiated to obtain more favorable terms for the Company. Beginning March 1, 2008 the Company is required to:

•	annually deliver 50,000 shares of Shoshone restricted common shares to Chester Mining;
•	pay to Chester Mining an advance royalty of $125.00 per month until such time as net smelter returns (“NSR”) are payable; and
•	pay net smelter returns to Chester Mining equal to a sliding percentage of total NSR received during that calendar quarter from the operations on the property, subject to minimum royalty provisions.
	o	The rate of NSR shall be (all at Handy & Harman, NY spot price):
		•	1.5% with silver under $8.00 per ounce;
		•	2.4% with silver between $8.00 and $9.99 per ounce; and

•	2.5% with silver $10.00 and above.

Details of the original lease agreement may be found in the exhibit 10.2 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on August 3, 2006.

Location and Access:

The Conjecture Group claims are in Section 15 of Township 53 North, Range 1 West. From the city of Coeur d'Alene, Idaho, the claims can be reached via 36 miles of paved and well-graded gravel roads. Approximately 16 miles north of Coeur d'Alene near the town of Athol on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332. Bunco Road traverses the Lakeview Mining District 18-22 miles from the highway. Many secondary roads lead from Bunco Road to the mines and prospects of the Lakeview Mining District. Commercial electrical power is available on the property. Water supply is unknown.

A map showing the Conjecture Mine Claims may be found in Exhibit 99.1 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Conjecture Group consists of 6 patented and 6 unpatented lode claims totaling 240 acres. The bulk of the holding (240 acres including all patented lode claims) were obtained under a lease with Chester Mining Company. Rights to the property are maintained by making payments as stipulated in the lease.

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

In order to retain the unpatented claims in the Conjecture Group, the company must pay annual Bureau of Land Management Maintenance Fees totaling $840 ($140 per claim, for the 6 unpatented claims).

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

Land Status:

The Idaho Lakeview and Keep Cool Groups comprise 9 patented and 14 unpatented lode mining claims. The Weber Group is comprised of 6 patented and 10 unpatented lode mining claims. An additional 7 unpatented lode mining claims were staked by the company in 2007. The Idaho Lakeview Millsite consists of a mill and water treatment facility on 12.5 patented acres.

In order to retain title to the Idaho Lakeview, Weber and Keep Cool, the company must pay annually assessed property taxes to Bonner County, Idaho on the 15 patented claims within the group and annual Bureau of Land Management Maintenance Fees totaling $3,360 ($140 per claim, for the 24 unpatented claims).

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

The company conducted exploration drilling from the surface in 2008

Development Activities:

In 2008, the Company completed the refurbishment of the Lakeview Mill. This refurbishment included repairs and updates to the existing equipment and electrical infrastructure and installation of a new water management system. The mill has since been processing previously mined and stockpiled mineralized material. Concentrates from milling activities are being stored at the mill facility.

Exploration and Development Plans:

During 2008, the Company conducted trenching and sampling on a portion of the Weber Shear between the Weber and Keep Cool Mines. Also, during 2008, the Company conducted exploration drilling from the surface over a portion of the properties.

Production Plans:

The Company will continue milling previously mined and stockpiled mineralized materials in 2010 when snow no longer makes the roads impassable. Additionally, Shoshone plans to engage in limited surface mining in the Weber shear as it extends from the Weber to the Keep Cool on its patented ground provided initial drilling substantiates the continued mineralization of the shear at or near the surface.

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

The Company believes that, when compared to the market value of the property, the deferred costs of $334,690 have not suffered impairment. Accordingly, at September 30, 2009, the Company did not consider a write-down to the carrying cost necessary.

Drumheller Group

The Company owns 6 patented claims consisting of 110.82 acres which are adjoining and lying south of the Idaho Lakeview calims on a extension of the Hewer vein. The company issued 109,141 shares of its common stock to acquire these claims in February 1984.

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

Land Status:

The area covered by the Auxer claims is under Bureau of Land Management (BLM) jurisdiction. The Auxer property consists of 2 contiguous unpatented mining claims covering 40 acres. Title to the property is maintained by annual payment of BLM Maintenance Fees of $280. The Company has not made improvements to the property.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2009, the Company did not consider a write-down to the carrying cost necessary.

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

Land Status:

The property consists of 2 unpatented mining claims covering 40 acres of Bureau of Land Management (BLM) land. Title to the property is maintained by annual payment of BLM Maintenance Fees of $280. The Company has not improved the property.

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

Impairment:

The Company believes that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2009, the Company did not consider a write-down to the carrying cost necessary.

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

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 96 acres in the St. Joe Mining District. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2009, the Company paid $61 in property taxes on this property. The Company has not made improvements to the property.

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

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 138 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho. During 2009, the Company paid $100 in property taxes on this property. The Company has not made improvements to the property.

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

Land Status:

The North Osburn Group consists of 15 unpatented lode claims totaling approximately 300 acres. Title to the property is maintained by annual payment of BLM fees in the amount of $2,100. The Company has not made improvements to the property. The current electrical and water supply to the property is unknown.

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

Central Idaho Holdings

Warren District

Rescue Gold Mine

Location and Access:

From Coeur d’Alene, Idaho, drive south on State Highway 95 to New Meadows, Idaho. Turn onto State Highway 55; drive south on State Highway 55 to McCall, Idaho, you will enter the town of McCall on its northern edge. As you enter the city, there will be a highway sign on the right that says Warren Wagon Road and an arrow directing you to turn left. Turn left as directed and you will be on a paved road that runs along the north side of Payette Lake. This paved road extends into the Payette National Forest for a distance of 28 miles. At the end of the pavement is a U.S. F.S. sign with directions to Burgdorf, Secesh, Warren and several other areas of interest. The road to Warren is a wide, graveled road that is easy to follow. From the end of pavement to Warren is a distance of 17 miles plus. After traveling 16 miles, you will come to a wide area, with roads forking off in several directions. Stay on the better road and cross Warren Creek on a single lane concrete bridge.

As you enter Warren, the road makes a 90 degree left turn, goes one short block and makes a 90 degree right turn. Continue through Warren on this road. You will pass the Back Country Bed & Board on your left and very quickly pass a small saw mill on your right. Slow down, because as soon as you pass the little sawmill, you will leave the main road and turn right onto the access road to the mine. As you turn right, straight ahead you will see a gated bridge over Warren Creek, and a large 4’ x 8’ sign advertising Shoshone Silver Mining Company. Signs posted will direct you to the mill office. A map of the Rescue Gold Mine is contained in Exhibit 99.14.

Land Status:

The Company holds 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho. There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims. There is a 43-101 Report which was completed in 2008.

Exploration and Development plans

42 unpatented claims were staked in the Warren District by Shoshone in the summer of 2009; as a result, Shoshone now holds 84 unpatented claims in the Warren District. During 2009, the Company conducted additional exploration activities.

Iola Claims

The Company leases 5 patented mining claims in central Idaho covering 70 acres. A map of the Iola Claims Lease is contained in Exhibit 99.14.

Silver King Claims

The Company leases 12 patented mining claims in central Idaho covering 174 acres. A map of the Silver King Lease is contained in Exhibit 99.14.

Marshall Mountain District

Kimberly Gold Mine

Location and Access:

Following the directions to reach the Rescue Mine, at the end of pavement will be a U.S.F.S. sign that directs you to turn left on a good gravel road to Burgdorf. Approximately 5 miles past Burgdorf will be a U.S.F.S. sign that directs you to turn right to reach the Kimberly Mine. This Forest Service road is best traveled in a high clearance vehicle and is identified on U.S.F.S. maps as road #318. After traveling 8 plus miles, a small sign on the right hand side of the road will say “Sherman Howe Mine”, turn right and stay on the main road and in ¾ of a mile you will be in the old Kimberly mine camp. As a warning, very few U.S.F.S. roads are identified with their numerical designation. A map of the Kimberly Gold Mine is contained in Exhibit 99.14.

Land Status:

The Company holds 24 unpatented mining claims covering 480 acres in central Idaho. The mine consists of 10 separate tunnels which explore 7,500 feet of previously producing workings. There is a 43-101 Report which was completed in 2008.

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

Land Status:

The Regal property consists of 4 contiguous unpatented mining claims that cover 80 acres of BLM property in the Moyie-Yaak Mining District, Boundary County, Idaho. Title to the property is maintained by annual payment of BLM Maintenance Fees of $560. The company has made no improvements to the property, and the state of historic underground workings is unknown.

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

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1,800 feet of relief in the claim group. No additional claims are staked in the area. The claims are maintained by annual payment of BLM Maintenance Fees of $3,500. The Company has not made improvements to the property. Commercial power is available on County Road 49. Water access is unknown.

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

Impairment:

The acquisition costs of $43,557 were included in exploration expenses in a prior year.

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

Land Status:

In 2003, Shoshone Silver Mining Company purchased the Stillwater Claims for $15,000. The claims are maintained by annual payment of BLM Maintenance Fees of $1,400. The company has made no improvements to the property. Power and water status are unknown.

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

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres. The claims are maintained by annual payment of BLM Maintenance Fees of $840. The company has not improved the property. Electrical status is unknown. Water is available via streams running through the property. Three holding/settling ponds, approved by the State of Montana as harmless to Bull Trout found in the area, have been constructed.

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

Impairment:

The acquisition costs of $13,000 were included in the exploration expenses for the year ending December 31, 2006.

Arizona Gold Holdings

The Company holds two claim groups in the Oatman Mining District: the Western Gold and Gold Road Claims along with the Cerro Colorado Group in Pima County, AZ.

Western Gold Claims

The Western Gold property consists of 13 unpatented lode claims covering 240 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Western Gold claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine.

A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series. In 2003, the Company acquired the Western Gold Claims for $15,000. The claims are maintained by annual payment of BLM Maintenance Fees of $1,820. The Company has made no improvements to the property. Power and water sources are unknown.

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

Land Status:

In 2003, Shoshone Silver Mining Company acquired the Arizona Claims for $1,500. The claims are maintained by annual payment of BLM Maintenance Fees of $2,240. The company has not improved the property. Power and water sources are unknown.

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

Cerro Colorado Group

The company controls 3 unpatented claims covering 60 acres in the Cerro Colorado Mining District 35 miles southwest of Tucson, Arizona.

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

Land Status:

The claim group is located in the Cerro Colorado mining district in the Cerro Colorado Mountains of Southwest Arizona. The claims are maintained by annual payment of BLM Maintenance Fees of $420. The Company has not improved the property. Power and water sources are unknown.

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

Washington Holdings

The Company controls 19 unpatented mining claims covering 380 acres in the heart of the Wenatchee Gold Belt located in central Washington.

Shaft Claims

Location and Access:

Entering Wenatchee from the north, you will be traveling south on State Route #2 and #97, at the stop light on the northern edge of town, SR #2 and #97 veers to the right and crosses the Columbia River, you will continue south, or straight ahead, on SR #28 until you reach exit 285 N and then turn right and cross the Columbia River on the old bridge span. After crossing the Columbia River, you will travel about 0.5 mile and will come to Mission Street, turn left on Mission Street for 1.5 miles. At this point Mission Street becomes Squilchuck Road and you will continue on Squilchuck Road for another 3.5 miles when you will encounter a road sign directing you to take a left hand turn onto Cranmer Drive and also be heading to the Wenatchee heights subdivision. Travel less that 1 mile on Cranmer Drive and you will come to the Wenatchee Heights Road, turn left on Wenatchee Heights Road and travel 1 mile until you come to a fork in the road, take the left hand fork and you will be on Loop Road. The Shaft claims are located to the east of Loop Road. A map showing the Shaft Claims may be found in Exhibit 99.15

Land Status:

The Company holds 19 unpatented mining claims covering 380 acres in central Washington. The claims are located within the heart of the Wenatchee Gold Belt. The Company has not improved the property. Power and water sources are unknown.

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

ENVIRONMENTAL COMPLIANCE

Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the BLM recently promulgated new surface management regulations which may significantly increase those costs on BLM lands. Access road reclamation may cost up to $50,000 to $100,000 if road building has been done, and those costs, too, are likely to increase as the result of the new BLM regulations. As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred, and cannot be reasonably estimated for each property.

EMPLOYEES

The Company currently has 12 employees, 3 of whom are both officers and directors and one of which is an officer.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

The Company’s interests in its exploration properties are described in Item 1.

On September 10, 2008, we acquired for $150,000 a 50% interest in a commercial office building in Coeur d’Alene, Idaho. We paid $100,000 at the signing of the purchase agreement and paid the remaining $50,000 in October 2008. This building contains our executive offices and is located at 3714 W Industrial Loop, Coeur d’Alene, ID, 83815. Our telephone number is (208) 664-0620.

Effective September 30, 2008, the Company’s refurbished Lakeview Mill with a cost of $499,681 was placed into service and will begin to be depreciated over 31.5 years starting on October 1, 2008.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was originally recorded entirely to Mineral Properties. Of this amount, a value of $224,475 has been attributed to a building at the Rescue Mine.

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

On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against us in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. We and the EPA have reached a tentative agreement whereby we would pay $50,000 and agree not to conduct activities on the ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, we recorded a $50,000 liability during the fiscal year ended September 30, 2009, related to this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company’s directors and executive officers.

NAME	AGE	POSITION
Lex Smith	57	President and Director
Carol Stephan	68	Secretary and Chairman of the Board
Melanie Farrand	54	Treasurer and Director
Edward Lehman	52	Director

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

Carol Stephan has over 30 years of experience in the mining and timber industries. She currently serves as a Director and Secretary of Shoshone, as well as Secretary and Treasurer of several small mining companies. In addition, Ms. Stephan currently owns and operates several successful businesses in Idaho.

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

Edward Lehman is the Managing Director of Lehman, Lee & Xu Law Firm (www.lehmanlaw.com), one of the top 3 commercial law firms in China, with offices throughout mainland China and branches in Hong Kong, Macau, and Mongolia. Based in Beijing, Mr. Lehman specializes in the legal aspects of doing business in China. He advises foreign companies on joint ventures, wholly owned subsidiaries and holding companies, technology, licensing, engineering and construction projects, and the financing of such projects, as well as the protection of intellectual property rights in transactions and projects in China, and on mining law. Among other degrees and certificates, Mr. Lehman holds a Juris Doctor degree from Loyola University of Chicago. Mr. Lehman was admitted to the Illinois bar in 1986, and has been admitted to the Illinois Supreme Court; U.S. Court of International Trade; U.S. Court of Appeals for the Armed Forces; U.S. Tax Court; U.S. Supreme Court, U.S. District Court, and U.S. Court of Appeals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSER PURCHASES OF EQUITY SECURITIES

The Company’s shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.OB. Summary trading by quarter for the twelve-month period ended September 30, 2009 and the nine-month period ended September 30, 2008, are as follows:

Fiscal Quarter	High (b)	Low (b)

2009
Fourth Quarter	$0.18	$0.08
Third Quarter	$0.12	$0.07
Second Quarter	$0.15	$0.05
First Quarter	$0.18	$0.04

2008
Fourth Quarter (a)	$-	$-
Third Quarter	$0.20	$0.10
Second Quarter	$0.23	$0.13
First Quarter	$0.32	$0.19

(a) On September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008. This table covers the nine-month transition period of January 1, 2008 through September 30, 2008.

(b) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2009, the Company had approximately 1,675 holders of record of our common stock.

The Company has not paid any dividends since our inception and do not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

The Company has no equity compensation plan or plans.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

None.

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

Fiscal Year End Change
References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, our fiscal year ended on December 31st. However, on September 29, 2008, our board of directors approved a change in our fiscal year end from December 31st to September 30th, effective on September 30, 2008. As a result of this change in our fiscal year end, the fiscal year ending September 30, 2008, was a nine-month transition period.

Plan of Operation
Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. During the three-month period ended June 30, 2009, we temporarily ceased operations at our Lakeview property to comply with and update to current federal regulations. This cessation of operations included terminating the employment of three full time employees. We currently employ two full-time persons at our Lakeview property whose primary goal is to oversee the property and equipment and to continue crushing stockpiled ore for processing.

On March 12, 2009, we acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. Included in this acquisition were 127 unpatented mining claims located primarily in Idaho and Washington as well as a mill in need of refurbishing and various pieces of equipment. See “Note 18. Acquisition of Assets from Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Our primary plan of operations includes raising sufficient capital to continue operations at our Lakeview property. Due to the high costs of operating during the winter, we will suspend operations at out Lakeview property until the Spring. At that time, we will continue to process previously stockpiled ore. Our long-term goal is to mine and mill both silver and gold.

On June 30, 2009, we entered into an agreement with the Xtierra, now known as Orca Minerals Limited (“Orca”). Pursuant to this agreement, we granted Orca a $50,000 discount on the $500,000 due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. On July 7, 2009, we received the $450,000 which we used primarily to refurbish the mill at our newly acquired Rescue Mine. We hired an additional five full time employees to meet these goals.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern
As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $1,541,035 from inception through September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern. We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Historically, we have generally funded our operations with proceeds from the sale of “available-for-sale” investments, royalty and option agreement payments, and from the sale of our common stock. Should we be unsuccessful in any of the initiatives or matters discussed above and unable to raise capital through future private placements, our business, and, as a result, our financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to our ability to continue as a going concern remains as of the date of these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, we anticipate raising the majority of the $2,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Comparison of the Twelve-Month Period Ended September 30, 2009 to the Nine-Month Period Ended September 30, 2008:

Results of Operations

Please note that the following discussions compare the twelve-month period ended September 30, 2009 (fiscal 2009) the nine-month period ended September 30, 2008 (fiscal 2008). Fiscal 2008 is a nine-month transition period attributable to the change in our fiscal year end. On September 29, 2008, our board of directors approved a change in our fiscal year end from December 31st to September 30th, effective on September 30, 2008.

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2009 as compared to fiscal 2008. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2009	2008	$	Change	% Change

Revenues	$-	$-		$-	0.0%
Cost of Revenues	-	-		-	0.0%
Gross Profit	-	-		-	0.0%
General and administrative	1,065,247	490,770		574,477	117.1%
Professional fees	283,243	189,342		93,901	49.6%
Depreciation	130,743	44,392		86,351	194.5%
Mining and exploration expenses	270,722	68,404		202,318	295.8%
Net gain on sale of load claim	-	(60,000)		60,000	-100.0%
Total Operating Expenses	1,749,955	732,908		1,017,047	138.8%
Loss from Operations	(1,749,955)	(732,908)		(1,017,047)	138.8%
Other Income (Expense)
Net gain (loss) on sale of securities	2,225	(7,840)		10,065	-128.4%
Other-than-temporary impairment of investments	(101,479)	-		(101,479)	0.0%
Dividend and interest income	115,022	22,637		92,385	408.1%
Net gain on the sale of Mexican mining concession	-	4,363,353		(4,363,353)	-100.0%
Interest expense	(2,398)	(3,250)		852	-26.2%
Other income (expense)	(43,391)	3,366		(46,757)	-1389.1%
Total Other Income (Expense)	(30,021)	4,378,266		(4,408,287)	-100.7%
Net (Loss) Income	$(1,779,976)	$3,645,358		$(5,425,334)	-148.8%

The following table, which sets forth our unaudited results of operations for the three-months ended December 31, 2007, is provided to assist the reader in assessing the differences in our overall fiscal 2009 and 2008 performance.

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

Overview of Operating Results

The realization of a net loss for fiscal 2009 as compared to the net income realized in fiscal 2008 was primarily the result of the fiscal 2008 net gain on the sale of our interest in the Bilbao concessions in Zacatecas, Mexico. In exchange for our interest in the Bilbao concessions we received net proceeds of $2,497,990 and a non-interest bearing note receivable for $2,500,000. The deferred costs of $80,000 related to these concessions were included in exploration expenses in a prior year.

Since the note does not bear interest, we imputed interest at a rate of 5%. Accordingly, we recorded a note discount of $634,637. During fiscal 2009, $91,573 of interest income was realized through the amortization of this note discount compared to $7,773 during fiscal 2008.

Also, affecting the change in the results of operations from fiscal 2008 to fiscal 2009 was an increase in operating expenses of $1,017,047, or 138.8% . This increase was broadly attributable to our limited milling of stockpiled ore at our newly refurbished mill at our Lakeview property. Additionally, the fiscal 2009 operating expenses include expenditures related to repairing equipment and facilities at our Rescue Mill which was acquired from Kimberly Gold Mines, Inc. during fiscal 2009.

Operating Expenses

Operating expenses increased $1,017,047, or 138.8% during the twelve-month fiscal 2009 compared with nine-month fiscal 2008. This increase is somewhat smaller than it may appear due to the fact that fiscal 2008 was a nine-month transitional period. Had fiscal 2008 been a twelve-month period it would have included the three-month period ended December 31, 2007 and fiscal 2008’s operating expenses would have been $178,385 higher.

The increase in operating expenses during fiscal 2009 was primarily attributable to an increase of $281,054, or 138.0%, in employee compensation expense. This increase was related to a net increase of six new employees during fiscal 2009 as well as an average increase of 94% in the wages paid to employees who were paid in both fiscal 2008 and 2009. However, during the three-month period ended June 30, 2009, we terminated the employment of three employees related to the suspension of operations at our Lakeview property. This mitigated the negative impact of increased payroll expenses during fiscal 2009.

Also contributing to the increase in operating expenses during fiscal 2009 was an increase in exploration expenses of $188,528, or 857%. This increase was primarily due to $140,527 in drilling expenses we incurred on our Lakeview property. Also, we recorded to exploration expenses a $50,000 accrual related a civil action filed by the United States Environmental Protection Agency (EPA). This civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. See

“Note 20: Commitment & Contingencies – Civil Action Filed” to our consolidated financial statements for further details.

Partially offsetting these adverse impacts on our operating expenses was the fiscal 2008 compensation expense of $78,500 associated with a settlement agreement entered into by the Company with its former Chief Executive Officer. There was no comparable compensation paid during fiscal 2009. See “Note 13. Accounts Payable - Settlement Agreement with Former Chief Executive Officer” to our consolidated financial statements for further details.

Other Income (Expenses)

The decrease in other (loss) income during fiscal 2009 from fiscal 2008 was primarily the result of the fiscal 2008 net gain on the sale of our interest in the Bilbao concessions in Zacatecas, Mexico. In exchange for our interest in the Bilbao concessions we received net proceeds of $2,497,990 and a non-interest bearing note receivable for $2,500,000. The deferred costs of $80,000 related to these concessions were included in exploration expenses in a prior year.

Since the note does not bear interest, we imputed interest at a rate of 5%. Accordingly, we recorded a note discount of $634,637. During fiscal 2009, $91,573 of interest income was realized through the amortization of this note discount compared to $7,773 during fiscal 2008.

Also contributing to the decrease in other income during fiscal 2009 was a $50,000 discount for early payment on a note receivable granted to Orca Minerals Limited. The discount was granted on the $500,000 due on August 11, 2009, provided Orca made the revised $450,000 payment on or before July 7, 2009. The discount of $50,000 was included in our Consolidated Statements of Operations as an “Other Expense” and as a corresponding reduction to the current portion of the note receivable on our Consolidated Balance Sheets. On July 7, 2009, we received the $450,000 due under the revised terms of the note receivable from Orca.

Also contributing to the decrease in other income during fiscal 2009 was an impairment charge of $101,479. At September 30, 2009, we determined that certain of our available-for-sale securities had experienced an impairment that was other-than-temporary.

Partially offsetting these negative impacts was the recognition of imputed interest income of $91,573 during fiscal 2009 compared with $7,773 during fiscal 2008.

Overview of Financial Position

At September 30, 2009, we had cash of $23,566 and total liabilities of $254,657. During 2009, we received a $450,000 installment payment, net of a $50,000 early payment discount, related to the fiscal 2008 sale of our interest in the Bilbao concessions in Zacatecas, Mexico. These proceeds, combined with our beginning cash balance of $1,570,066, were used primarily to begin exploration activities at our Lakeview property, to continue refining our milling process at that same location and to begin refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At September 30, 2009, property, plant and equipment before accumulated depreciation totaled $3,386,270, an increase of $801,175 from $2,585,095 from the balance at September 30, 2008. This increase was primarily related to the acquisition from Kimberly Mines, Inc., of various pieces of mining and office equipment valued $275,525 and a mill building valued at 224,475. Also, during fiscal 2009, we expended $72,600 to have a staging building erected on our Rescue Mine property.

See “Note 8. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On September 30, 2009, we had current and long-term notes receivable, net of discount, of $1,464,709 compared with $2,198,023 at September 30, 2008.

This decrease is primarily due to the receipt on July 7, 2009, of $450,000 due under the revised terms of the note receivable from Orca and, to a lesser extent, the de-recognition of a $215,000 note receivable from Kimberly Gold Mines Inc (Kimberly) and inclusion in the purchase price of Kimberly. On March 12, 2009, we acquired 100% of Kimberly’s common stock.

Also, contributing to the decrease in the notes receivable balance year-to-year was our repossessing the property that was the collateral for the note receivable related to the sale of a lode claim in 2006. Due to non-payment, we demanded and received a Quitclaim Deed releasing the subject property. We determined the fair value of the reclaimed property to be $131,553 which was the sum of the balances in the related note receivable and accrued interest receivable.

See “Note 11. Notes Receivable” to our consolidated financial statements for further details.

Investments

Shoshone’s investment portfolio at September 30, 2009 was $266,938, a decrease of $89,885 from the September 30, 2008 balance of $356,823. This decrease was primarily the result of the de-recognition of 321,500 shares of Kimberly’s common stock with a cost basis of $38,035. This cost basis was allocated to the purchase price of the Kimberly. Also, contributing to the decrease were lower stock prices related to the recent downturn in the economy.

At September 30, 2009, we determined that certain of our available-for-sale securities had experienced an impairment that was other-than-temporary. In connection with this determination, we recognized an impairment charge of $101,479. This impairment charge is presented under the caption “Other-than-temporary impairment of investments” on our Consolidated Statements of Operations.

See “Note 12: Investments” to our consolidated financial statements for further details.

Accounts Payable

Our accounts payable were $159,623 at September 30, 2009, which included $72,887 that we assigned to certain liabilities assumed in connection with the acquisition of assets from Kimberly. This balance also included $24,600 related to the construction of a building on our Rescue Mine property. The total cost of this building was $72,600.

The September 30, 2008 accounts payable balance included $48,500 in compensation expense associated with a settlement agreement entered into by us with our former Chief Executive Officer, and included $50,000 associated with our acquisition of a 50% interest in a commercial office building in Coeur d’Alene, Idaho.

Accrued Expenses

Our accrued expenses were $79,151 at September 30, 2009, compared with $10,288 at September 30, 2009. The increase was primarily due to the accrual of $50,000 related a civil action filed by the United States Environmental Protection Agency (EPA). This civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho.

Stockholders’ Equity

Shoshone’s total stockholders’ equity was $5,714,797 at September 30, 2009, an increase of $73,777 from $5,641,020 at September 30, 2008. The increase in total stockholders’ equity was primarily due to the issuance of 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126. Partially offsetting this positive impact was a net loss of $1,780,116 realized during fiscal 2009.

See “Note 12: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During fiscal 2009, our operating activities used $1,587,167 and used $605,015 during fiscal 2008. This reduction was primarily the result of the realization of a net loss of $1,779,976 during fiscal 2009 period compared to net income of $3,645,358 realized last year. Mitigating the change between the years was the fact that the 2008 sale of the Mexican mining properties was not treated as an operating activities but, rather, as an investing activity.

Investing Activities

During fiscal 2009, our investing activities used $343,438 and provided $1,989,426 during fiscal 2008. This decrease was primarily the result of $2,497,990 in net proceeds from the fiscal 2008 sale of the Mexican mining properties.

Financing Activities

During fiscal 2009, our financing activities provided, $384,105 and contributed $171,623 during fiscal 2008. This improvement was primarily due the fiscal 2009 receipt of a $450,000 installment payment, net of a $50,000 early payment discount, related to the fiscal 2008 sale of our interest in the Bilbao concessions in Zacatecas, Mexico.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and
Stockholders of Shoshone Silver Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company and subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BehlerMick PS

BehlerMick PS

Spokane, Washington
January 8, 2010

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,566	$1,570,066
Note receivable (net of discount) - current portion	426,765	422,277
Receivables from related parties (net of allowance)	-	9,624
Deposits and prepaids	4,375	4,806
Supplies inventory	2,195	2,821
Total Current Assets	456,901	2,009,594

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,386,270	2,585,095
Accumulated depreciation	(1,374,968)	(1,244,225)
Total Property Plant and Equipment	2,011,302	1,340,870

MINERAL AND MINING PROPERTIES	2,196,369	379,690

OTHER ASSETS
Notes receivable from related parties	-	203,716
Notes receivable (net of discount)	1,037,944	1,572,030
Accrued interest receivable	-	10,739
Investments	266,938	356,823
Total Other Assets	1,304,882	2,143,308

TOTAL ASSETS	$5,969,454	$5,873,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$159,623	$195,507
Accrued expenses	79,151	10,288
Notes payable - current portion	11,615	18,526
Total Current Liabilities	250,389	224,321

Note payable - noncurrent portion	4,268	8,121
Total Liabilities	254,657	232,442

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
34,302,487 and 22,063,179 shares issued and outstanding	3,430,249	2,206,318
Additional paid-in capital	4,089,450	3,522,385
Treasury stock	(252,653)	(309,853)
Accumulated earnings in exploration stage	126,447	1,906,423
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(11,214)	(16,771)
Total Stockholders' Equity	5,714,797	5,641,020

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,969,454	$5,873,462

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
	12-Months	9-Months	January 1, 2000
	Ended	Ended	(beginning of
	September 30,	September 30,	exploration stage)
	2009	2008 (a)	to September 30, 2009

REVENUES	$-	$-	$141,589

COST OF REVENUES	-	-	228,828

GROSS PROFIT	-	-	(87,239)

OPERATING EXPENSES
General and administrative	1,065,247	490,770	2,536,441
Professional fees	283,243	189,342	1,058,865
Depreciation	130,743	44,392	464,039
Mining and exploration expenses	270,722	68,404	1,831,029
Net gain on sale of load claim	-	(60,000)	(193,907)
Total Operating Expenses	1,749,955	732,908	5,696,467

LOSS FROM OPERATIONS	(1,749,955)	(732,908)	(5,783,706)

OTHER INCOME (EXPENSES)
Lease income	-	-	444,044
Net (loss) gain on sale of investments	2,225	(7,840)	1,132,433
Other-than-temporary impairment of investments	(101,479)	-	(101,479)
Dividend and interest income	115,022	22,637	206,322
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Gain on sale of Mexican mining concession	-	4,363,353	4,363,353
Interest expense	(2,398)	(3,250)	(7,306)
Other income/(expense)	(43,391)	3,366	197,207
Total Other Income (Expenses)	(30,021)	4,378,266	5,910,153

INCOME (LOSS) BEFORE INCOME TAXES	(1,779,976)	3,645,358	126,447

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(1,779,976)	3,645,358	126,447

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	5,557	(200,114)	(11,214)

NET COMPREHENSIVE INCOME (LOSS)	$(1,774,419)	$3,445,244	$115,233

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.06)	$0.17

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.06)	$0.17

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	28,478,030	20,935,677

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	28,478,030	20,935,677

Note (a): Fiscal 2008 is a nine-month transition period attributable to the Company's decision to change its fiscal year end.

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional					Other	Total
	Number		Paid-in	Treasury	Stock	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Stock	Options	Receivable	Deficit	Income	Equity

Net loss for year ending December 31, 2004	-	-	-	-	-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380	$2,966,756	$(26,834)	$12,221	$(20,225)	$(3,416,017)	$733,857	$1,989,138
Issuance of stock for accounts payable
at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500
Issuance of stock for mining property expenses
at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000
Treasury stock issued for services at a price of
$0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000
Treasury stock issued for cash and services
at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)	(3,500,698)	$132,297	$1,285,482
Issuance of stock for exploration expenses
at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000
Treasury stock issued for services at an average
price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465
Expiration of stock options	-	-	12,221	-	(12,221)	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs
of $18,000	1,000,000	100,000	62,000	-	-	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000	20,000	-	-	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price
of $0.27 per share	100,000	10,000	17,000	-	-	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600	1,320	-	-	-	-	-	1,920
Adjustments to common stock and treasury stock to
adjust to actual. See Note 2.	47,382	4,739	16,388	(21,127)	-	-	-	-	-
Receipt of subscription receivable	-	-	-	-	-	18,844	-	-	18,844
Issuance of treasury stock for expenses incurred in
the prior year	-	-	3,190	3,190	-	-	-	-	6,380
Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)
Net income for the year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719	$3,308,262	$(288,633)	$-	$-	$(3,406,417)	$183,342	$1,781,272
Issuance of stock in exchange for services	12,000	1,200	1,200	-	-	-	-	-	2,400
Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000	25,000	-	-	-	-	-	60,000
Unrealized holding gain on investments	-	-	-	-	-	-	-	-	-
Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000	40,984	-	-	-	-	-	85,984
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price
of $0.22 per share	100,000	10,000	12,000	-	-	-	-	-	22,000
Stock issued in exchange for heavy equipement	454,000	45,400	49,940	-	-	-	-	-	95,340
Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000
Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000	10,000						20,000
Acquisition of 50,000 shares of treasury stock at $0.12 per share				(6,100)					(6,100)

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock		Additional					Other	Total
	Number		Paid-in	Treasury	Stock	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Stock	Options	Receivable	Deficit	Income	Equity

Acquisition of 126,000 shares of treasury stock at $0.12 per share				(15,120)					(15,120)
Unrealized holding gain on investments	-	-	-	-	-	-	-	(200,114)	(200,114)
Net income for nine-month period ended September 30, 2008	-	-	-	-	-	-	3,645,358	-	3,645,358
	22,063,179	2,206,319	3,522,386	(309,853)	-	-	238,941	(16,772)	5,641,020
Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000
Common stock Issued at $0.11 per share in exchange for services	50,000	5,000	500	-	-	-	-	-	5,500
50,000 shares of treasuary stock issued at $0.11 per share in exchange for Equipment	-	-	2,000	5,500	-	-	-	-	7,500
Common stock issued at $0.15 per share to acquire 100% of the common stock of Kimberly Gold Mines, Inc	12,145,306	1,214,530	607,264	-	-	-	-	-	1,821,794
100,000 shares treasuary stock repurchased at $0.20 per share	-	-	-	(20,000)	-	-	-	-	(20,000)
70,000 shares of treasury stock issued at $0.10 per share in exchange for services			(700)	7,700	-	-	-	-	7,000
200,000 shares of treasury stock issued at $0.08 per share in connection with acquisition of Kimberly Gold Mines, Inc.	-	-	(42,000)	64,000	-	-	-	-	22,000
Common stock issued at $0.10 per share in exchange for directors services	20,000	2,000	-	-	-	-	-	-	2,000
Common stock issued at $0.10 per share in exchange for services	4,000	400	-	-	-	-	-	-	400
Common stock issued at $0.10 per share in exchange for directors services	10,000	1,000	-	-	-	-	-	-	1,000
Reconciliation adjustment to common stock	2	-	-	-	-	-	-	-	-
Unrealized holding gain on investments	-	-	-	-	-	-	-	5,558	5,558
Net income for twelve-month period ended September 30, 2009	-	-	-	-	-	-	(1,779,976)	-	(1,779,976)
	34,302,487	3,430,249	4,089,450	(252,653)	-	-	(1,541,035)	(11,214)	5,714,796

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	12-Months	9-Months	January 1, 2000
	Ended	Ended	(beginning of
	September 30,	September 30,	exploration stage)
	2009	2008 (a)	to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,779,976)	$3,645,358	$126,447
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	130,743	44,392	464,039
Adjustment to balance of note receivable	(766)	-	(906)
Amortization of note receivable discount	(91,573)	(7,773)	(99,346)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	240	-	240
Bad debt expense	9,624		9,624
Common stock issued for mining and exploration expenses	-	22,000	285,500
Common stock issued for services	9,900	2,400	203,726
Common stock issued in settlement of agreement with former CEO	-	20,000	20,000
Discount given on early payment on note receivable	50,000	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Net gain on sale of lode claim	-	(60,000)	(193,907)
Net gain on sale of Mexican mining concession	-	(4,363,353)	(4,363,353)
Net loss (gain) on sale of investments	(2,225)	7,840	(1,132,433)
Loss recognized on other-than-termporary impairment of investments	101,479	-	101,479
Treasury stock issued for services	7,000	-	27,320
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in receivable from related party	-	-	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	16,370	15,080	27,009
Change in supplies inventory	626	127	10,537
Change in accrued interest receivable	(9,516)	(6,472)	(20,255)
Change in accrued liabilities	68,863	8,533	75,167
Change in accounts payable	(97,956)	66,853	8,959
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(1,587,167)	(605,015)	(3,311,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(52,769)	(260,023)	(4,059,939)
Proceeds from sale of investments	10,682	13,450	4,582,900
Purchase of mineral and mining properties	(8,000)	-	(76,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	2,497,990	2,497,990
Purchase of fixed assets	(293,351)	(261,991)	(1,007,309)
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by investing activities	(343,438)	1,989,426	1,963,277

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	295,985	1,242,570
Common shares repurchased for treasury	(20,000)	(21,220)	(41,220)
Advances on notes receivable	(15,000)	(202,808)	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	132,464	332,498
Payments received on notes receivable	452,808	-	582,846
Payment of common stock subscriptions	-	-	20,225
Payment made on long-term note payable	(33,703)	(32,798)	(237,002)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	384,105	171,623	1,311,655

Net increase (decrease) in cash	(1,546,500)	1,556,034	(36,423)

Cash, beginning of period	1,570,066	14,032	59,989

Cash, end of period	$23,566	$1,570,066	$23,566

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$2,398	$3,250	$7,309
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$50,000	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$95,340	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$4,139	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mineral properties acquired in exchange for common stock and other consideration	$1,677,126	$-	$1,677,126
Office equipment acquired in exchange for common stock and other consideration	$15,525	$-	$15,525
Mining equipment acquired in exchange for common stock and other consideration	$260,000	$-	$260,000
Mill building acquired in exchange for common stock and other consideration	$224,475	$-	$224,475
Mineral property reacquired upon default	$131,553	$-	$131,553
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for prepaid asset	$15,939	$-	$31,565
Note payable issued in exchange for equipment	$7,000	$-	$7,000
Note receivable (net of discount) in connection with sale of lode claim	$-	$1,865,363	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Stock received in exchange for lode claim	$-	$60,000	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$7,500	$-	$7,500

Note (a): Fiscal 2008 is a nine-month transition period attributable to the Company's decision to change its fiscal year end.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver Mining Company (an Exploration Stage Company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and was engaged in the business of mining. On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company. During 2003, the Company’s focus broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000, the Company entered into an exploration stage. The Company has acquired several mining properties since entering the exploration stage.

The Company’s year-end is September 30th.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at September 30, 2009 and September 30, 2008, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) and SIPC limits by $0 and $1,296,921, respectively.

Earnings Per Share

On January 1, 1998, the Company adopted the provisions of Topic 260 in the Accounting Standards Codification (ASC 260) (previously SFAS No. 128, “Earnings per Share”) which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

At September 30, 2009, there were 725,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2009, because they would have been anti-dilutive.

At September 30, 2008, there were 1,500,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2008, because they would have been anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) (previously SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,") include cash and cash equivalents, accounts receivable, deposits and prepaid expenses, inventory, investment in available-for-sale securities, accounts payable and short-term borrowings. All instruments other than the investment in available-for-sale securities are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates. Investments in available-for-sale securities are recorded at fair value at the reporting dates in accordance with ASC Topic 825 (previously SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Topic 820 in the Accounting Standards Codification (ASC 820) (previously SFAS No. 157, “Fair Value Measurements.” ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$266,938	$266,938	$-	$-
Note Receivable (net of discount)	1,464,709	-	1,464,709	-
Total Assets Measured at Fair Value	$1,731,647	$266,938	$1,464,709	$-

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends. Historically, the Company’s fiscal year ended on December 31st. However, on September 29, 2008, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31st to September 30th, effective on September 30, 2008. As a result of this change in the Company’s fiscal year end, the fiscal year ending September 30, 2008, was a nine-month transition period.

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $1,541,035 from inception through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, the Company anticipates raising the majority of the $2,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Investments

The Company accounts for marketable securities and investments in silver bars and coins (not inclusive of Shoshone logo coins held as inventory for resale) in accordance with the provisions of ASC Topic 320 (previously SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). Under ASC Topic 320, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

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

At this time, the Company holds securities classified as available for sale. See Note 12.

Investment securities are reviewed for impairment in accordance with ASC 320-10 Investments - Debt and Equity Securities. The Company periodically reviews our investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other-than-temporary.

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations. See Note 8.

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

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area. See Note 8.

Notes Receivable

The Company’s policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible. At that time, an allowance for bad debt would be established and interest would stop accruing.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its one wholly owned subsidiary, Lakeview Consolidated Silver Mines, Inc. The inter-company accounts and transactions are eliminated upon consolidation.

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 11.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment begins on the date the asset is place in service and is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-one and one half years. See Note 8.

Provision for Taxes

In June 2006, the Financial Accounting Standards Board issued authoritative guidance prescribing recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance is set forth in Topic 740 in the Accounting Standards Codification (ASC 740) (previously FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2009, the Company had taken no tax positions that would require disclosure under ASC 740.

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

The significant components of the deferred tax assets at September 30, 2009 and September 30, 2008 were as follows:

	September 30,	September 30,
	2009	2008
Deferred Tax Assets

Net operating loss carry-forward	$456,870	$47,924
Recognized impairment of investments	34,503	-
Net deferred tax assets	491,373	47,924

Deferred Tax Liabilities
Installment income	(605,323)	(744,188)
Depreciation	(2,794)	(2,588)
Net deferred tax liabilities	(608,118)	(746,776)

Net deferred tax liabilities	$(116,745)	$(698,852)

Valuation allowance	116,745	698,852
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2009. At September 30, 2009 and September 30, 2008, the Company had net

operating loss carry-forwards of approximately $1,344,000 and $141,000, respectively, which expire in the years 2023 through 2029.

At September 30, 2009, the Company had a total deferred tax liability of $608,118. Of this amount $605,323 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes. See Note 11.

The Company has a total deferred tax asset of $491,373. Of this amount $34,503 represents impairment charge on available-for-sale securities recognized for financial reporting purposes in according with ASC 820. For income tax purposes, gain or loss recognized upon the disposition of the security will be recognized in the year of disposition. The remaining $456,870 relates to the Company’s net operating loss carry-forward of $1,343,736.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance is set forth in Topic 820 in the Accounting Standards Codification (ASC 820) (previously FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820 became effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 without a material effect on its results of operations and financial position.

In April 2009, the FASB amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is set forth in Topic 320 in the Accounting Standards Codification (ASC 320) (previously FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other- Than-Temporary Impairments”). ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 and, at September 30, 2009, determined that certain of its available-for-sale securities had experienced an other-than-temporary impairment. See Note 12.

In April 2009, the FASB amended Topic 825 in the Accounting Standards Codification (ASC 825) (previously FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is also set forth in ASC 825 in (previously FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 became effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 without a material effect on its financial position or results of operations.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is set forth in Topic 855 in the Accounting Standards Codification (ASC 855) (previously FASB Statement No. 165, “Subsequent Events”). ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855 without a material effect on its financial position or results of operations.

In June 2009, the FASB issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification became effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on our consolidated results.

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

Revenue Recognition

The Company has no revenues from its mineral exploration activities. The Company generates limited income from timber sales, sales of “Company logo” silver medallions and the processing of ore for other companies. The Company recognizes income from timber sales at the time payment for the timber is received. Company recognizes income from the sales of “Company logo” silver medallions when the coins are shipped to the customer. The Company recognizes income from the processing of ore for other companies when the ore has been processed. The net income from these sources are included under the caption “Other Income (Expense)” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock

The Company accounts for its treasury stock under the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock). The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. See Note 16.

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

Three-Month
Period Ended
December 31, 2007

Revenues	$-
Cost of Revenue	-
Gross Profit	-

Operating Expenses
General and administrative	91,661
Professional fees	54,775
Depreciation	12,642
Mining and exploration expenses	19,307
Total Operating Expenses	178,385

Loss From Operations	(178,385)

Other Income (Expenses)
Net gain on sale of securities	41,424
Lease income	2,514
Other income	1,491
Dividend and interest income	6,005
Interest expense	(479)
Total Other Income	50,955

Net Loss Before Income Taxes	$(127,430)

Net Loss Per Common Share, Basic
and Diluted	$(0.01)

NOTE 4: CHANGE IN ESTIMATE

During the three-month period ended September 30, 2009, the Company obtained more accurate information regarding the equipment and buildings acquired from Kimberly Gold Mines, Inc. Accordingly, the Company has reclassified a total of $500,000 from Mineral and Mining Properties to fixed assets. The components of the $500,000 were $15,525 to office equipment, $260,000 to mining equipment and $224,475 to buildings. See Note 18.

NOTE 5: ACCOUNTS RECEIVABLE FROM RELATED PARTY

During the year ended December 31, 2005, the Company prepaid $11,624 to a related party for certain administrative services. During the fiscal year ended December 31, 2005, the Company ceased its business relationship with the related party and has requested a refund of the entire prepaid amount. The Company received payments on this receivable totaling $2,000. During the fiscal year ended September 30, 2009, the Company deemed the entire $9,264 balance of this receivable to be uncollectible and established an allowance for this doubtful account.

On November 4, 2008, the Company purchased silver coins and bars as well as various dies for making coins from a related party. The cost to the Company of the silver and the dies was $56,452. However, the Company paid $110,000 and has recorded a receivable from the related party of $53,548. The Company’s Chairman is also a member of the board of directors of this related party. On March 3, 2009, this related party filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho. Based on this filing, the Company created an allowance for this note receivable in the amount of $53,548.

NOTE 6: DEPOSITS AND PREPAID EXPENSES

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,335 and a related entry to record a $15,939 note payable. During the fiscal year ended September 30, 2009, $18,127 of the prepaid insurance was amortized into General & Administrative Expenses, respectively. The balance of this prepaid insurance was $3,625 at September 30, 2009. See Note 14.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that requires the Company to pay a royalty of $125 per month until “net smelter returns” (as defined in the Amended Lease) are payable. During the fiscal year ended September 30, 2009, the Company paid Chester Mining Company a second advance royalty payment of $1,500. During the fiscal year ended September 30, 2009, $1,625 of the advance royalty payment was amortized into General & Administrative Expenses, respectively. At September 30, 2009, the unamortized balance of this advance royalty payment was $750.

NOTE 7: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During the fiscal year ended September 30, 2009, the Company sold three medallions and distributed 27 for marketing purposes. At September 30, 2009, the Company had 207 coins remaining in inventory with an historical cost basis of $2,195.

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
Equipment	$1,338,952	$882,638
Refurbished Lakeview Mill	499,681	499,681
Office Building & Furniture	162,000	150,000
Rescue Mill Building	224,475	-
Property & Mill	1,088,562	1,052,776
Staging Building	72,600	-
	3,386,270	2,585,095
Less accumulated depreciation	(1,374,968)	(1,244,225)
Property, Plant & Equipment, net	$2,011,302	$1,340,870

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was originally recorded entirely to Mineral Properties. Kimberly has ceased to exist as a separate company. See Note 18.

During the three-month period ended September 30, 2009, the Company obtained more accurate information regarding the equipment and buildings acquired coincident with the purchase of 100% of the common stock of Kimberly Gold Mines, Inc. Accordingly, the Company has reclassified a total of $500,000 from Mineral and Mining Properties to fixed assets. The components of the $500,000 were $15,525 to office equipment, $260,000 to mining equipment and $224,475 to buildings. See Note 18.

During the three-month period ended September 30, 2009, the Company received computers and maintenance tools in full settlement of note receivable from Silver Valley Capital, a related party. The Company valued these assets at $4,139 which was the sum of the $3,716 note receivable balance and the $423 accrued interest receivable balance. See Note 10.

During the three-month period ended September 30, 2009, the Company expended $72,600 to have a building erected on its Rescue Mine property.

Depreciation expense was $130,743 for the twelve-month fiscal year ended September 30, 2009, and $44,392 for the nine-month fiscal year ended September 30, 2008.

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

NOTE 9: MINERAL AND MINING PROPERTIES

The Company currently has interests in 309 properties or claims, which are the primary focus of operations.

Northwestern United States

Silver Valley, Idaho

Shoshone Group
This mineral property grouping owned by the Company consists of 5 patented lode mining claims covering 60 acres situated in the St. Joe Mining District, Shoshone County, Idaho. The 5 patented claims were acquired in 1970 from an outside party for $2,500 in cash and 100,000 shares of common stock. The cost of the property, $17,500, was expensed in prior years as an exploration expense.

Bullion Group
This mineral property group owned by the Company consists of 7 patented mining claims were acquired in 1998. The cost of the property was included as an exploration expense in a prior year.

North Osburn
The Company has a group of 15 unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.

Lakeview District, Idaho

Idaho Lakeview, Keep Cool Group and Weber Group

The Company acquired the Lakeview and Keep Cool mining properties consisting of 9 patented and 14 unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985. The total cost of the properties, $334,690, is included in the financial statements under mining properties.

During 2006, the Company made make improvements to the land to be more accessible as well as usable. The total cost of the $68,472 was capitalized. This amount is a component of the total cost of the properties of $334,690 discussed above.

The Company acquired, for 100,000 shares of its common stock, 6 patented and 10 unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho in 1999. In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location. This includes 7 unpatented mining claims acquired in 2007. The cost of the property, $125,000, was expensed in prior years as an exploration expense.

Auxer Mine
The Auxer Mine, consisting of 2 unpatented claims covering 40 acres, was acquired by the Company in 2003 for 50,000 shares of common stock. The cost of the property, $7,500, is included in the financial statements under mining properties until such time as the Company’s outside study on the property’s reserves, if any, is completed.

Talache Group The Company acquired, for 150,000 shares of its common stock, 2 unpatented lode mining claim covering 40 acres during 2003. The cost of the former mining property, $22,500, is included in the financial statements under Mining Properties until such time as the Company’s outside study on the related property’s reserves, if any, is completed.

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

Effective March 1, 2008, the terms of the Conjecture Lease were renegotiated to obtain more favorable terms for the Company. Beginning March 1, 2008 the Company is required to:

•	annually deliver 50,000 shares of Shoshone restricted common shares to Chester Mining;
•	pay to Chester Mining an advance royalty of $125.00 per month until such time as net smelter returns (“NSR”) are payable; and
•	pay net smelter returns to Chester Mining equal to a sliding percentage of total NSR received during that calendar quarter from the operations on the property, subject to minimum royalty provisions.
	o	The rate of NSR shall be (all at Handy & Harman, NY spot price):
		•	1.5% with silver under $8.00 per ounce;
		•	2.4% with silver between $8.00 and $9.99 per ounce; and
		•	2.5% with silver $10.00 and above.

Warren District, Idaho

Rescue Gold Mine
The Company holds 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho.. There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims. There is a 43-101 Report which was completed in 2008.

42 unpatented claims were staked in the Warren District by Shoshone in the summer of 2008; as a result, Shoshone has 84 unpatented claims in the Warren District.

Iola Claims
The Company leases 5 patented mining claims in central Idaho covering 70 acres.

Silver King Claims
The Company leases 12 patented mining claims in central Idaho covering 174 acres.

Marshall Mountain District, Idaho

Kimberly Gold Mine
The Company holds 24 unpatented mining claims covering 480 acres in central Idaho. The mine consists of 10 separate tunnels which explore 7,500 feet of previously producing workings. There is a 43-101 Report which was completed in 2008.

Other North Idaho and Montana

Montgomery Mine Group
During the fiscal year ended December 31, 2005, the Company acquired, for $43,557 in cash, 25 unpatented lode mining claims covering 500 acres located in Boundary County, Idaho. The cost of the properties was expensed in prior years as an exploration expense.

Stillwater Extension Claims
The Company acquired, for 100,000 shares of its common stock, ten unpatented lode mining claims covering 200 acres located along the J-M Reef of the Stillwater Complex of south central Montana during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

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

During 2006, the Company sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note for $120,000. The cost of the property, $218,282, was expensed in prior years as an exploration expense. Consequently, the Company had no basis in the property but did incur selling expenses of $16,093 in connection with this sale. See Note 11.

During the fiscal year ended September 30, 2009, due to non-payment of the note receivable, the Company received a Quitclaim Deed releasing the property that was the collateral of the note receivable. The Company determined the fair value of the reclaimed property to be $131,553 which is included in the financial statements under mining properties.

Wenatchee District, Washington

Shaft Claims
The Company holds 19 unpatented mining claims covering 380 acres in central Washington. The claims are located within the heart of the Wenatchee Gold Belt.

Southwestern United States

Western Gold
The Company acquired, for 100,000 shares of stock, 13 unpatented lode mining claims covering 240 acres located in the Oatman Mining District of Mojave County, Arizona during 2003. The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Gold Road Claims
The Company acquired, for 10,000 shares of stock, 16 unpatented lode mining claims covering 320 acres located in Mohave County, Arizona during 2003. The cost of the properties, $1,500, has been expensed in prior years as an exploration expense.

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

During the fiscal year ended September 30, 2008, the Company entered into an agreement to sell these 43 unpatented lode claims to Bayswater Uranium Corporation, a Canadian Company (“Bayswater”). In exchange for these claims, the Company received 200,000 shares of Bayswater common stock which is traded on the Toronto Stock Exchange. This transaction was valued at $60,000 based on the then market value of Bayswater stock of $0.30 per share.

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

NOTE 10: NOTES RECEIVABLE FROM RELATED PARTIES

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

In July 2007, the Company entered into a new loan agreement with Silver Valley Capital, LLC. The note bears interest at 10.0% per annum and stipulates that monthly payments of $822 are to be made until the due date. The due date was changed to February 1, 2008 from February 1, 2007. During the fiscal year ended September 30, 2009, no payments were received and the accrued interest income receivable was increased by $392.

Since the inception of the promissory note, the Company has received principal payments totaling $164,284, leaving an unpaid balance of $3,716. During the three-month period ended September 30, 2009, the Company received computers and maintenance tools in full settlement of note receivable from Silver Valley Capital. The Company valued these assets at $4,139 which was the sum of the $3,716 note receivable balance and the $423 accrued interest receivable balance.

Kimberly Gold Mines
On August 28, 2008, the Company advanced Kimberly $200,000 and an additional $15,000 on December 4, 2008, in exchange for a promissory note. Kimberly used these funds to reduce their outstanding obligations. The notes bore interest at 6.0% per annum and were payable on demand. Further, until the principal and accrued interests were paid, the notes were secured by sufficient shares of Kimberly common stock at an agreed value of $0.06 per share. Interest income of $6,408 was accrued during the year ended September 30, 2009. The balance of this note was $0 at September 30, 2009.

In March 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. The $215,000 note receivable and accrued interest of $7,408 from Kimberly were derecognized and included in the purchase price of the acquired mineral properties. See Note 18.

NOTE 11: NOTES RECEIVABLE

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

During the fiscal year ended September 30, 2009, the Company received no payments on this note receivable and, due to this non-payment, demanded and received a Quitclaim Deed releasing the property that was the collateral of the note receivable. The Company determined the fair value of the reclaimed property to be $131,553 which was the sum of the balances in the related note receivable and accrued interest receivable.

Mexican Concessions
On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of $2,497,990 and a non-interest bearing note receivable for $2,500,000.

The note does not bear interest and stipulates that a payment of $500,000 was due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the fiscal year ended September 30, 2009, $91,573 of interest income was realized through the amortization of this note discount.

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

The balance on this note receivable (net of discount) was $1,464,709 at September 30, 2009.

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

The following tables set forth the components of the Notes Receivable – Mexican Concessions (net of discount) and the Other Assets – Notes Receivable (net of discount) caption on the Company’s consolidated balance sheets.

	September 30,	September 30,
	2009	2008
Note receivable - Mexican Concessions (net of discount)
Current portion	$426,765	$422,277
Non-current portion	1,037,944	1,450,858
Total	$1,464,709	$1,873,135

Other Assets - notes receivable (net of discount)
Mexican Concessions, non-current (net of discount)	$1,037,944	$1,450,858
Sale of Lode Claim	-	118,364
Signal Silver-Gold, Inc.	-	2,808
Total	$1,037,944	$1,572,030

NOTE 12: INVESTMENTS

The Company has invested in various privately and publicly held companies and silver coins and bars. At this time, the Company holds securities classified as available for sale. Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

The following summarizes the investments at September 30, 2009:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	200,000	$60,000	$22,000
Chester Mining Company	2,500	12,567	1,125
Gold Crest Mines	617,600	3,900	9,264
Lucky Friday Extension	5,000	1,100	250
Merger Mines	929,299	216,499	130,102
Metropolitan Mines Limited	6,000	2,008	360
New Jersey Mining	142,875	34,290	35,719
Vindicator Mines	88,000	17,600	16,720
Subtotal	1,991,274	347,964	215,540

Silver Coins & Bars	3,115	31,804	51,398

Total at September 30, 2009	1,994,389	$379,768	$266,938

The Company had an unrealized holding loss during the fiscal year ended September 30, 2009 $(93,696). This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $2,225 of net gain previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2009.

At September 30, 2009, the Company determined that certain of its available-for-sale securities had experienced an impairment that was other-than-temporary. Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost. In connection with this determination, the Company recognized an impairment charge of $101,479. This impairment charge is presented under the caption “Other-than-temporary impairment of investments” on the Company’s Consolidated Statements of Operations.

The following table presents certain details related to investments for which the Company determined the impairment was other-than-temporary:

			Market
	# of	Original	Value	Recognized
Investment	Shares	Cost	at 9/30/09	Impairment
Chester Mining Company	2,500	$12,567	$1,125	$(11,442)
Gold Crest Mines	65,000	3,900	975	(2,925)
Lucky Friday Extension	5,000	1,100	250	(850)
Merger Mines	840,138	202,233	117,619	(84,614)
Metropolitan Mines Limited	6,000	2,008	360	(1,648)
Total		$221,808	$120,329	$(101,479)

At September 30, 2009, the Company made the determination that certain of its available-for-sale securities had experienced an impairment that was temporary. This determination was made for certain investments because the decline in value had persisted for less than twelve months and was not extensive. Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost. Additionally, subsequent to September 30, 2009, the Bayswater Uranium Corporation investment has reached market prices in intra-day trading that exceed the per share cost to the Company.

The following table presents certain details related to investments for which the Company determined the impairment was temporary:

			Market
	# of	Original	Value	Unrecognized
Investment	Shares	Cost	at 9/30/09	Impairment
Bayswater Uranium Corporation	200,000	$60,000	$22,000	$(38,000)
Merger Mines	89,161	14,266	12,483	(1,783)
Vindicator Mines	88,000	17,600	16,720	(880)
Total		$91,866	$51,203	$(40,663)

On September 17, 2008, the Company began acquiring shares of Merger Mines, Inc. At September 30, 2009, the Company had acquired 929,299 shares of Merger Mines common stock. This represented approximately 24% of Merger Mines, Inc.’s outstanding shares. The Company believes that, given the current economic environment, it is more likely than not that the Company will have to sell much of its investment in Merger Mines in order to fund operations. Accordingly, the Company has accounted for this investment as available-for-sale.

In connection with the purchase of assets from Kimberly Gold Mines, Inc. (“Kimberly”), the Company derecognized 321,500 shares of Kimberly’s common stock with a cost basis of $38,035 and allocated this amount to the purchase price of the acquired mineral properties. See Note 18.

The following summarizes the securities available for sale at September 30, 2008:

	# of		Market
Security	Shares	Original Cost	Value
Chester Mining Company	2,500	$12,567	$550
Bayswater Uranium Corporation	200,000	60,000	28,000
Gold Crest Mines	617,600	3,900	21,516
Kimberly Gold Mines	321,500	38,035	23,275
Lucky Friday Extension	5,000	1,100	1,200
Merger Mines	840,138	202,233	226,837
Metropolitan Mines Limited	6,000	2,008	1,200
New Jersey Mining	142,875	34,290	51,435
Sterling Mining	5,000	2,000	1,050
Vindicator Mines	88,000	17,600	1,760

Balance, September 30, 2008	2,228,613	$373,733	$356,823

The Company had an unrealized holding loss during the fiscal year ended September 30, 2008 $(207,954). This is recorded on the income statement as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $7,840 of loss previously included in accumulated other comprehensive income on the sale of investments in nine-month fiscal year ended September 30, 2008.

On July 24, 2008, the Company entered into an agreement to acquire 200,000 shares of common stock of Bayswater Uranium Corporation, a Canadian company (“Bayswater”), in exchange for the Company’s 43 unpatented mining claims in Elko County, Nevada. This exchange was valued at $60,000 based on the market price of Bayswater’s common stock on July 24, 2008.

NOTE 13: ACCOUNTS PAYABLE

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

On December 28, 2008, the Company paid $48,500 in satisfaction of its contractual agreement, and on December 28, 2008, the Company re-purchased for $20,000 the 100,000 common shares from Mr. Houser at a price of $0.20 per share. This obligation was exercisable at Mr. Houser’s sole discretion. See Note 16.

Acquisition of assets from Kimberly Gold Mines, Inc.
In connection with the acquisition of assets from Kimberly Gold Mines, Inc. (“Kimberly), the Company assumed liabilities with a fair value of $72,887. The balance of this liability at September 30, 2009, was $69,418. See Note 18.

NOTE 14: NOTES PAYABLE

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note has a term of 24 months, bears interest at 8.50% annually and stipulates that payments of $1,250 be made monthly. The outstanding balance on this note payable was $1,241 at September 30, 2009 and is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $39,157 at September 30, 2009.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $8,131 at September 30, 2009. Of this amount $4,374 is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $11,412 at September 30, 2009.

In August 2008, the Company purchased equipment for $9,000 by paying $2,000 in cash and signing a note for the remaining $7,000. The note has a term of fourteen months, bears interest at 4.00% annually and stipulates that payments of $513 are to be made monthly. The outstanding balance on this note payable was $6,511 at September 30, 2009, of which $6,000 is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $8,849 at September 30, 2009.

NOTE 15: COMMON STOCK

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

Fiscal 2009 Issuances

During the fiscal year ended September 30, 2009, the Company issued 90,000 shares of common in exchange for the services of its Board of Directors valued at $9,500.

During the fiscal year ended September 30, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126. See Note 18.

During the fiscal year ended September 30, 2009, the Company issued 4,000 shares in exchange for consulting services valued at $400.

Fiscal 2008 Issuances

During the fiscal year ended September 30, 2008, the Company issued 8,000 common shares in exchange for the services of its Board of Directors. These services were valued at $1,600.

During the fiscal year ended September 30, 2008, the Company issued 4,000 common shares in exchange for consulting services. These services were valued at $800.

During the fiscal year ended September 30, 2008, the Company issued 100,000 shares of the common stock in settlement of the $22,000 the Company had accrued during the 2008 first quarter for the leasing of a mining property.

During the fiscal year ended September 30, 2008, the Company issued 454,000 shares of common stock in exchange for three pieces of heavy equipment. The transaction was valued at $95,340 based on a stock price of $0.21 per common share on June 6, 2008. See Note 8.

During the fiscal year ended September 30, 2008, the Company entered into a settlement agreement with its former Chief Executive Officer, Conrad Houser. The terms of the agreement included the requirement that the Company issue to Mr. Houser 100,000 shares of common stock by July 12, 2008. On July 3, 2008, the Company issued 100,000 to Mr. Houser in satisfaction of its obligation under the settlement agreement. The Company may be required to repurchase the stock at a price of $0.20 per share from Mr. Houser at Mr. Houser’s sole discretion if the common stock is tendered for sale between December 15, 2008 and December 31, 2008. See Note 13.

During the fiscal year ended September 30, 2008, the Company issued 1,050,000 shares of common stock to eight investors for a total of $210,000. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants were exercisable at $0.40 per share and expired on January 26, 2009. The Company incurred $14,016 in issuance costs in connection with these private placements. These costs were recorded as a reduction to additional-paid-in-capital.

During the fiscal year ended September 30, 2008, the Company issued 500,000 shares of common stock to two investors for a total of $100,000. For every two shares purchased the investor received one warrant to purchase one share of common stock. The warrants were exercisable at $0.40 per share and expired on June 9, 2009. The Company did not incurred issuance costs in connection with these private placements.

NOTE 16: TREASURY STOCK

The Company held 963,986 and 1,183,986 shares of treasury stock at September 30, 2009 and September 30, 2008, respectively.

Fiscal 2009 Activity

During the fiscal year ended September 30, 2009, the Company acquired equipment valued at $12,500 in exchange for $5,000 in cash and 50,000 shares of treasury stock valued at $7,500, or $0.15 per share, with a cost of $5,500, or $0.11 per share. The difference between the cost and the value of the treasury shares was recorded as an increase to Additional Paid-In Capital.

During the fiscal year ended September 30, 2009, the Company repurchased for treasury 100,000 common shares at a price of $20,000, or $0.20 per share. These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser. See Note 13.

During the fiscal year ended September 30, 2009, the Company issued 70,000 treasury shares in exchange for consulting services. The treasury shares were valued at $7,000, or $0.10 per share, with a cost of $7,700, or $0.11 per share. The difference between the cost and the value of the treasury shares was recorded as a reduction to Additional Paid-In Capital.

During the fiscal year ended September 30, 2009, the Company issued 200,000 treasury shares with a value of $22,000, or $0.11 per share, with a cost of $64,000, or $0.32 per share, in connection with its acquisition of 100% of Kimberly’s common stock. The difference between the cost and the value of the treasury shares was recorded as a reduction to Additional Paid-In Capital. See Note 18.

Fiscal 2008 Activity

During the fiscal year ended September 30, 2008, the Company repurchased for treasury 176,000 shares of treasury stock at a price of $0.12 per share for a total cost of $21, 220.

NOTE 17: STOCK OPTIONS AND WARRANTS

During fiscal 2007, the Company issued 725,000 warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 1,450,000 shares in private placements. The warrants are exercisable at $0.50 per share and expire on December 31, 2009.

During fiscal 2008, the Company issued 775,000 warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 1,550,000 shares in private placements. The warrants are exercisable at $0.40 per share. 525,000 of these warrants expired on January 26, 2009, and 250,000 expired on June 9, 2009. See Note 15.

NOTE 18: ACQUISITION OF ASSETS FROM KIMBERLY GOLD MINES, INC.

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock. This transaction was valued at $2,185,126 and was originally recorded entirely to Mineral Properties. Kimberly has ceased to exist as a separate company. However, during the three-month period ended September 30, 2009, the Company obtained more accurate information regarding the equipment and buildings acquired coincident with the purchase of 100% of Kimberly’s common stock. Accordingly, the Company has reclassified a total of $500,000 from Mineral and Mining Properties to fixed assets. The components of the $500,000 were $15,525 to office equipment, $260,000 to mining equipment and $224,475 to buildings. See Note 4.

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

Included in this acquisition were 127 unpatented mining claims located primarily in Idaho and Washington as well as a mill in need of refurbishing and various pieces of equipment. The Company allocated the entire purchase price to the mining claims and all other assets were allocated no value in this transaction.

NOTE 19: OPTION AGREEMENTS

Minco PLC

On February 22, 2006, the Company entered into an option agreement with Minco, PLC, under which the unrelated party may earn up to a 75% interest in the Company’s Bilbao-Mexico Property.

On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”). The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale. In exchange for its interest in the Bilbao concessions the Company received net proceeds of $2,497,990 and a non-interest bearing note receivable, net of discount for $1,865,633. See Note 9.

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

NOTE 20: COMMITMENTS & CONTINGENCIES

Environmental Issues

The Company is engaged in mineral mining and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware, with the exception detailed below under the caption “Civil Action Filed”, of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Chester Mining Company Lease

During 2004, the Company entered into a 25-year lease agreement for a mining property in Shoshone County. The lease’s terms called for a first year payment of 1,000,000 shares of common stock, which the Company valued at the fair market value of $350,000.

Yearly lease payments on the property were 100,000 shares of common stock valued at the current market value of the Company’s common stock, would be approximately $30,000 per year. The valuation of these payments may fluctuate each year with the change in the fair market value of the Company’s trading stock.

On August 27, 2008, the Company amended a lease agreement with Chester Mining Company originally entered into on March 25, 2004 (the “Amended Lease”). The Amended Lease includes a provision that changes the number of shares to be payable each year to 50,000 from 100,000. During the fiscal year ended September 30, 2008, the Company issued 100,000 shares of its common stock in satisfaction of the 2008 and 2009 share amounts due.

Bullion Group Claims Lease

On January 24, 2004, the Company leased two unpatented mining claims located in Shoshone County, Idaho, to Sterling Mining Company. The lease stipulates a four year exploration program commencing within five years of the lease date. The lease further stipulates that Shoshone would receive a production royalty equal to 10% of the net proceeds from the production of minerals from the property. This lease agreement may be found in Exhibit No. 10.4 which was filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 4, 2006.

Iola Group Claims Lease

On September 22, 2008, Kimberly Gold Mines, Inc. (Kimberly), which the Company acquired on March 12, 2009, entered into a lease agreement with Iola Corporation whereby the Company leases certain mining claims known as the Iola Claim Group located in the Warren Mining District, Idaho. The lease stipulates that the Company pay annual rent of $10,000 and pay a net smelter royalty of 4%-8% depending upon the price of gold. Further, the lease grants the Company an option to purchase the claims for $750,000 at any time. This lease agreement is filed as Exhibit No. 10.8.

Silver King LTD Lease

On July 19, 2007, Kimberly Gold Mines, Inc. (Kimberly), which the Company acquired on March 12, 2009, entered into a lease agreement with Silver King LTD whereby the Company leases certain patented mining claims totaling 174 patented acres located in the Warren Mining District, Idaho. The lease stipulates that the Company pay annual rent of $10,000 for two years and pay a net smelter royalty of 5%. Further the lease grants the Company an option to purchase the 174 patented claims for $1,000,000. This lease agreement is filed as Exhibit No. 10.9.

Civil Action Filed

On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. The Company and the EPA have reached a tentative agreement whereby the Company would pay $50,000 and agree not to conduct activities on the ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, the Company recorded a $50,000 liability during the fiscal year ended September 30, 2009, related to this suit.

Certain Annual Fees

The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

	Claim	Property	Lease
Property	Fees	Taxes	Payments
Conjecture	$1,820	$1,996	$-
Idaho Lakeview, Weber, Keep Cool & Drumheller	2,380	8,969	-
Auxer	280	-	-
Talache	280	-	-
Shoshone	-	61	-
Bullion	-	100	-
North Osburn	2,100	-	-
Montgomery	3,500	-	-
Regal	560	-	-
Stillwater Extension Claims	1,400	-	-
Princeton Gulch Group	840	-	-
Western Gold	1,820	-	-
Gold Road	2,240	-	-
Cerro Colorado	420	-	-
California Creek Uranium	-	-	-
Iola Group Claims	-	-	10,000
Silver King LTD Claims	-	-	10,000

Rescue Gold Mine Claims	11,760	-	-
Kimberly Gold Mine Claims	3,360	-	-
Shaft Claims	2,660	-	-
	$35,420	$11,126	$20,000

NOTE 21: SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company issued 3,160,000 shares of its common stock, generating net proceeds of $316,000. In connection with these private placements, the Company issued 3,160,000 warrants to purchase an equal number of shares of common stock at an exercise price of $0.20 per common share. These warrants are immediately exercisable and terminate on August 6, 2011 at 5:00 PM Pacific time.

Subsequent events have been evaluated through January 8, 2010, the date that the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Shoshone Silver Mining Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management of Shoshone Silver Mining Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

The Company has limited accounting personnel to prepare its financial statements. The insufficiency of accounting resources led to the identification by the auditors of required material adjustments to the Company’s financial statements.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers and directors of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

During the twelve-month period ended September 30, 2009, we paid our principal executive officer $40,267. No executive officers were paid in excess of $100,000.

During the twelve-month period ended September 30, 2009, three of our directors each received 5,000 shares of our common stock at a price of $0.11 as compensation for their service. One director received 10,000 shares of our common stock at a price of $0.10 as compensation for his service.

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors. The Company has no employment agreements with any of its officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2009, the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 34,303,887 shares of our common stock outstanding as of September 30, 2009.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares
Lex Smith	85,000	0.25%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Carol Stephan	668,856	1.95%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Melanie Farrand	64,000	0.19%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Ed Lehman	10,000	0.03%
C/o Shoshone Silver Mining Company
P.O. Box 2011

Coeur d'Alene, ID 83816

All officers and directors as a group (4 persons)	827,856	2.41%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid audit and review fees to BehlerMick PS of $54,298 during the twelve-month period ended September 30, 2009 and $48,435 during the nine-month period ended September 30, 2008.

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

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
10.5	Bilbao Indemnity and Guarantee Agreement (&)
10.6	Bilbao Stock Purchase Agreement (&)
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement (+)
10.8	Iola Corporation Lease and Option Agreement (+)
10.9	Silver King LTD Lease and Option Agreement (+)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (&)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (&)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group (^)
99.2	Map of Shoshone Group and Bullion Group (^)
99.3	Map of Auxer Property (^)
99.4	Map of Lucky Joe Property (^)
99.5	Map of Regal Mine (^)
99.6	Map of Stillwater Extension Claims (^)
99.7	Map of Montgomery Mine (^)
99.8	Map of Arizona Gold Fields Claims (^)
99.9	Map of California Creek Property (^)
99.10	Map of Princeton Gulch Group (^)
99.11	Map of Cerro Colorado Group (^)
99.12	Map of Bilbao-Mexico Property (^)
99.13	Map of North Osburn Property (>)
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine (+)

99.15	Map of Shaft Claims (+)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 200
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1,filed with the Commission
>	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2008, F
&	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 13, 2009

SIGNATURES

            In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: January 11, 2010	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer