Form 10-Q
period 2009-12-31
SHOSHONE SILVER MINING CO INC
filed 2010-02-12
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Class	Outstanding as of February 8, 2010
Common Stock ($0.10 par value)	37,847,487

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2009

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,895	$23,566
Note receivable (net of discount) - current portion	451,379	426,765
Deposits and prepaids	20,261	4,375
Supplies inventory	2,084	2,195
Total Current Assets	533,619	456,901

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,406,850	3,386,270
Accumulated depreciation	(1,419,500)	(1,374,968)
Total Property Plant and Equipment	1,987,350	2,011,302

MINERAL AND MINING PROPERTIES	2,196,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,031,563	1,037,944
Investments	196,298	266,938
Total Other Assets	1,227,861	1,304,882

TOTAL ASSETS	$5,945,199	$5,969,454

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$115,094	$159,623
Accrued expenses	69,316	79,151
Notes payable - current portion	23,676	11,615
Total Current Liabilities	208,086	250,389

Note payable - noncurrent portion	2,639	4,268
Total Liabilities	210,725	254,657

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
37,487,487 and 34,302,487 shares issued and outstanding	3,748,749	3,430,249
Additional paid-in capital	4,069,550	4,089,450
Treasury stock	(206,253)	(252,653)
Accumulated earnings in exploration stage	(160,382)	126,447
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(49,708)	(11,214)
Total Stockholders' Equity	5,734,474	5,714,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,945,199	$5,969,454

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

			Period from
			January 1, 2000
	Three-Month Period Ended		(beginning of
	December 31,	December 31,	exploration stage)
	2009	2008	to December 31, 2009

REVENUES	$-	$-	$141,589

COST OF REVENUES	-	-	228,828

GROSS PROFIT	-	-	(87,239)

OPERATING EXPENSES
General and administrative	200,077	238,525	2,736,580
Professional fees	49,187	55,158	1,108,052
Depreciation	44,532	27,602	508,571
Mining and exploration expenses	2,438	158,064	1,833,467
Net gain on sale of load claim	-	-	(193,907)
Total Operating Expenses	296,234	479,349	5,992,763

LOSS FROM OPERATIONS	(296,234)	(479,349)	(6,080,002)

OTHER INCOME (EXPENSES)
Lease income	-	-	444,044
Net (loss) gain on sale of investments	(8,746)	96	1,123,749
Other-than-temporary impairment of investments	-	35,004	(101,479)
Dividend and interest income	18,351	-	224,673
Loss on abandonment of asset	-	-	(20,000)
Gain on sale of fixed asset	-	-	12,200
Unrealized holding loss on marketable securities	-	-	(380,827)
Gain on settlement of note receivable	-	-	64,206
Gain on sale of Mexican mining concession	-	-	4,363,353
Interest expense	(296)	(744)	(7,602)
Other income/(expense)	96	6,581	197,303
Total Other Income (Expenses)	9,405	40,937	5,919,620

INCOME (LOSS) BEFORE INCOME TAXES	(286,829)	(438,412)	(160,382)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(286,829)	(438,412)	(160,382)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(38,494)	(157,941)	(49,708)

NET COMPREHENSIVE INCOME (LOSS)	$(325,323)	$(596,353)	$(210,090)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	36,006,058	22,063,179

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	36,006,058	22,063,179

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three-Month Period Ended		(beginning of
	December 31,	December 31,	exploration stage)
	2009	2008	to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(286,829)	$(438,412)	$(160,382)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	50,340	27,602	514,379
Adjustment to balance of note receivable		(765)	(766)
Amortization of note receivable discount	(18,233)	(23,317)	(117,579)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	240
Bad debt expense	-	-	9,624
Common stock issued for mining and exploration expenses	-	-	285,500
Common stock issued for services	900	-	204,486
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	8,746	(95)	(1,123,687)
Loss recognized on other-than-termporary impairment of investments	-	-	101,479
Treasury stock issued for services	26,100	-	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in receivable from related party	-	(53,548)	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	(5,761)	(69)	21,248
Change in supplies inventory	111	308	10,648
Change in accrued interest receivable	-	(5,435)	(20,255)
Change in accrued liabilities	(9,835)	244	65,332
Change in accounts payable	(44,529)	(133,977)	(35,570)
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(278,990)	(627,464)	(3,590,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	(52,769)	(4,059,939)
Proceeds from sale of investments	23,400	300	4,606,300
Purchase of mineral and mining properties	-	-	(76,472)
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	.	2,497,990
Purchase of fixed assets	(20,580)	(205,785)	(1,027,889)
Proceeds from sale of fixed assets	-	-	12,200
Net cash provided by (used in) investing activities	2,820	(258,254)	1,966,097

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	318,000	-	1,560,570
Common shares repurchased for treasury	-	(20,000)	(41,220)
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	(15,000)	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable from related party	-	-	332,498
Payments received on notes receivable	-	2,807	582,846
Payment of common stock subscriptions	-	-	20,225
Payment made on long-term note payable	(5,501)	(7,381)	(242,503)
Proceeds from short-term loans	-	-	160,760
Net cash (used in) provided by financing activities	312,499	(39,574)	1,624,154

Net increase (decrease) in cash	36,329	(925,292)	(94)

Cash, beginning of period	23,566	1,570,066	59,989

Cash, end of period	$59,895	$644,774	$59,895

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$296	$640	$7,602
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mineral properties acquired in exchange for common stock and other consideration	$-	$-	$1,677,126
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral property reacquired upon default	$-	$-	$131,553
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for prepaid asset	$15,933	$15,969	$31,565
Note payable issued in exchange for equipment	$-	$-	$7,000
Note receivable (net of discount) in connection with sale of lode claim	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$7,500	$7,500

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
December 31, 2009

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

The Company’s year-end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on January 12, 2010.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). The Company’s cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) or SIPC limits at either December 31, 2009 or September 30, 2009.

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

Investments in available-for-sale securities and investments in silver coins and bars and are reported at fair value utilizing Level 1 inputs. For these investments, the Company obtains fair value from active markets.

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs. The discounting of this note receivable utilized interest rates. See Note 6.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At December 31, 2009, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investments	$196,298	$196,298	$-	$-
Note Receivable (net of discount)	1,482,942	-	1,482,942	-
Total Assets Measured at Fair Value	$1,679,240	$196,298	$1,482,942	$-

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $1,827,864 from inception through December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, the Company has generally funded its operations with proceeds from the sale of “available-for-sale” investments, royalty and option agreement payments, and from the sale of the Company’s common stock. Should the Company be unable to raise capital through any of these avenues, its business, financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

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

In 2004, the Company incorporated a wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, for the purposes of facilitating its Mexico property explorations and future operations. On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary to Xtierra Resources, Ltd. See Note 6.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and 260 (Equity and Earnings Per Share). The amendments in Update 2010-01 are effective for interim and annual period ending on or after December 15, 2009, and should be applied on a prospective basis. The Company adopted Update No. 2010-01 without a material effect on its results of operations and financial position.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 which provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective of interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company does not expect that the adoption of Update No. 2010-06 will have a material effect on its results of operations and financial position.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2008, the Company purchased for $21,752 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,813 with the balance of $15,939 settled with a promissory note. The Company recorded prepaid insurance of $21,752 and a related entry to record a $15,939 note payable. During the three-month period ended December 31, 2009, $3,625 of this prepaid insurance was amortized into General & Administrative Expenses. The policy was fully amortized at November 30, 2009.

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note. The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. During the three-month period ended December 31, 2009, $1,807 of this prepaid insurance was amortized into General & Administrative Expenses. See Note 8.

NOTE 4: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During the three-month period ended December 31, 2009, the Company sold six medallions and distributed four for marketing purposes. At December 31, 2009, the Company had 197 coins remaining in inventory with an historical cost basis of $2,084.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Equipment	$1,353,877	$1,338,952
Lakeview Mill (Including Refurbishment)	1,588,243	1,588,243
Office Building & Furniture	162,000	162,000
Rescue Mill Building	224,475	224,475
Staging Building & Land Improvements	78,255	72,600
	3,406,850	3,386,270
Less accumulated depreciation	(1,419,500)	(1,374,968)
Property, Plant & Equipment, net	$1,987,350	$2,011,302

Depreciation expense was $44,532 for the three-month period ended December 31, 2009 and $27,602 for the comparable period last year.

Equipment with a combined cost of $19,390 serves as collateral notes payable. See Note 8.

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

The note does not bear interest and stipulates that a payment of $500,000 was due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the three-month period ended December 31, 2009, $18,233 of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,482,942 at December 31, 2009.

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

The following summarizes the investments at December 31, 2009:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation (a)	20,000	$60,000	$18,000
Chester Mining Company	2,500	1,125	1,275
Gold Crest Mines	567,600	975	12,487
Lucky Friday Extension	5,000	350	300
Merger Mines	729,299	103,885	58,344
Metropolitan Mines Limited	6,000	360	360
New Jersey Mining	142,875	34,290	35,719
Vindicator Mines	88,000	17,600	23,760
Subtotal	1,561,274	218,585	150,245

Silver Coins & Bars	2,709	27,659	46,053

Total at December 31, 2009	1,563,983	$246,244	$196,298

Note (a) – Bayswater Uranium Corporation’s (“Bayswater”) common stock underwent a reverse one-for-ten stock split on January 7, 2010.

The Company had an unrealized holding loss during the fiscal year ended September 30, 2009 $(38,494). This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $8,684 of loss previously included in accumulated other comprehensive income on the sale of available-for-sale securities and silver coins and bars during the three-month period ended December 31, 2009.

At September 30, 2009, the Company owned 929,299 shares of Merger Mines common stock, or approximately 24% of its outstanding shares. During the three-month period ended December 31, 2009, the Company sold 200,000 shares of Merger Mines and thereby reduced its ownership interest in Merger Mines to approximately 18%. Accordingly, the Company has accounted for this investment as available-for-sale.

The following summarizes the securities available for sale at September 30, 2009:

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

NOTE 8: NOTES PAYABLE

During the third quarter of 2007, the Company acquired equipment for $55,000 by paying $27,500 cash and signing a note for the remaining $27,500. The note had a term of 24 months, bore interest at 8.50% annually and stipulated that payments of $1,250 be made monthly. During the three-month period ended December 31, 2009, the Company made the final payment on this note.

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $7,055 at December 31, 2009. Of this amount $4,416 is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $10,863 at December 31, 2009.

In August 2009, the Company purchased equipment for $9,000 by paying $2,000 in cash and signing a note for the remaining $7,000. The note has a term of fourteen months, bears interest at 4.00% annually and stipulates that payments of $513 are to be made monthly. The outstanding balance on this note payable was $5,033 at December 31, 2009, all of which is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $8,527 at December 31, 2009.

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note. The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. The note had a term of nine months, bears interest at 11.25% annually and stipulated that payments of $1,855 be made monthly. The outstanding balance on this note payable was $0 at September 30, 2009. The outstanding balance on this note payable was $14,227 at December 31, 2009, all of which is payable within twelve months. See Note 3.

NOTE 11: COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended December 31, 2009, the Company issued 5,000 shares of common in exchange for services valued at $900.

During the three-month period ended December 31, 2009, the Company issued 3,180,000 shares of common stock to nine investors for a total of $318,000 in cash. For every share purchased, each investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.20 per share and expire on August 6, 2011.

NOTE 12: TREASURY STOCK

The Company held 818,986 and 963,986 shares of treasury stock at December 31, 2009 and September 30, 2009, respectively.

During the three-month period ended December 31, 2009, the Company issued 145,000 treasury shares in exchange for consulting services valued at $26,100. The treasury shares had a cost of $0.32 per share.

NOTE 13: STOCK OPTIONS AND WARRANTS

During fiscal 2007, the Company issued 725,000 warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 1,450,000 shares in private placements. The warrants were exercisable at $0.50 per share and expired on December 31, 2009.

During the three-month period ended December 31, 2009, the Company issued 3,180,000 warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 3,180,000 shares in private placements. The warrants are exercisable at $0.20 per share and expire on August 6, 2011.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

Civil Action Filed
On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. The Company and the EPA have reached a tentative agreement whereby the Company would pay $50,000 and agree not to conduct activities on the ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, the Company has recorded a $50,000 liability related to this suit.

NOTE 15: SUBSEQUENT EVENT

Subsequent events have been evaluated through February 12, 2010, the date that the financial statements were available to be issued.

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

Plan of Operation

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. During the three-month period ended June 30, 2009, we temporarily ceased operations at our Lakeview property to comply with and update to current federal regulations. This cessation of operations included terminating the employment of three full-time employees. We currently employ two full-time persons at our Lakeview property whose primary goal is to oversee the property and equipment and to continue crushing stockpiled ore for processing.

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

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $1,827,864 from inception through December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three-Month Periods Ended December 31, 2009 and 2008:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31, 2009, compared with the same period in the prior year. This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	Dec. 31,	Dec. 31,
	2009	2008	$ Change	%Change

Revenues	$-	$-	$-	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	-	-	0.0%
General and administrative	200,077	238,525	(38,448)	-16.1%
Professional fees	49,187	55,158	(5,971)	-10.8%
Depreciation	44,532	27,602	16,930	61.3%
Mining and exploration expenses	2,438	158,064	(155,626)	-98.5%
Total Operating Expenses	296,234	479,349	(183,115)	-38.2%
Loss from Operations	(296,234)	(479,349)	183,115	-38.2%
Other Income (Expense)
Net gain (loss) on sale of securities	(8,746)	96	(8,842)	-9210.4%
Dividend and interest income	18,351	35,004	(16,653)	-47.6%
Interest expense	(296)	(744)	448	-60.2%
Other income (expense)	96	6,581	(6,485)	-98.5%
Total Other Income (Expense)	9,405	40,937	(31,532)	-77.0%
Net (Loss) Income	$(286,829)	$(438,412)	$151,583	-34.6%

Overview of Operating Results

The decrease in the net loss for the three-month period ended December 31, 2009 compared with the same period last year was primarily due to a significant decrease in exploration expenses between the periods. In the prior year’s first quarter we incurred $140,527 in drilling expenses on our Lakeview property. Also contributing to this improvement were decreased expenses associated with our suspension of operations at our Lakeview property.

Operating Expenses

The decrease in operating expenses between periods was primarily due to the decrease in exploration expenses and suspension of operations at our Lakeview property discussed above.

Other Income (Expenses)

The decrease in other income (expense) between the periods was primarily due to our having three additional interest bearing notes receivable in the prior year’s three month period. Since the first quarter of 2009, these three notes have been settled in exchange for various assets. Also contributing to this decrease was a net loss on the sale of investments of $8,745 realized during the three-month period ended December 31, 2009, compared with a net gain of $96 realized in the same period last year. This decrease is primarily due to lower per share market values of the investments in the Company’s portfolio.

Overview of Financial Position

At December 31, 2009, we had cash of $59,895 and current liabilities of $208,086. During the first quarter of fiscal 2010, we received proceeds of $318,000 from the sale of 3,180,000 shares of the Company’s $0.10 par value common stock. These proceeds were used primarily to continue day-to-day business operations.

Property, Plant and Equipment
At December 31, 2009, property, plant and equipment before accumulated depreciation totaled $3,406,850, an increase of $20,580 from $3,386,270 at September 30, 2009. The increase related entirely to land improvements and equipment purchases at its Rescue Gold Mine.

Investments
Our investment portfolio at December 31, 2009, was $196,298, a decrease of $70,640 from the September 30, 2009, balance of $266,938. This decrease was primarily due to falling share prices of the investments in the Company’s portfolio and, to a lesser extent, the sale of 250,000 shares of various company’s common stock.

Stockholders’ Equity
Our total stockholders’ equity was $5,734,474 at December 31, 2009, an increase of $19,677 from $5,714,797 at September 30, 2009. The increase in total stockholders’ equity was primarily due to the issuance of 3,180,000 shares of common stock to nine investments in exchange for $318,000. Partially offsetting this positive impact was a net loss of $286,829 incurred during the three-month period ended December 31, 2009.

Liquidity and Capital Resources

Operating Activities
During the three-month period ended December 31, 2009, our operating activities used $278,990 and used $627,464 during the comparable period last year. This improvement was primarily the result of the realization of a net loss of $286,829 during the recent three-month period compared to a net loss of $438,412 realized last year.

Investing Activities
During the three-month period ended December 31, 2009, our investing activities provided $2,820 and used $258,254 during the same period last year. This was primarily the result of $105,361 in proceeds from the sale of investments received during the nine-month period ended June 30, 2008 compared with $1,488 during the nine-month period ended June 30, 2009.

Financing Activities
During the nine-month period ended December 31, 2009, our financing activities used $55,225 and contributed $405,145 during the same period last year. This was primarily due to net proceeds of $285,985 received from the issuance of common stock during the nine-month period last year, compared with none during the current nine-month period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

We previously reported under Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, (the “Annual Report”) a material weakness in our internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2009, due an insufficiency of accounting resources which led to the identification by the auditors of required material adjustments to the Company’s financial statements. During the quarter ended December 31, 2009, we remedied deficiencies in our internal control over financial reporting by instituting additional review procedures over the financial reporting function.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against us in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. We and the EPA have reached a tentative agreement whereby we would pay $50,000 and agree not to conduct activities on the ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, we have recorded a $50,000 liability related to this suit.

Item 1A – Risk Factors

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2009, the Company sold 3,180,000 shares of common stock at a price per share of $0.10 to nine acredited investors for gross proceeds of $318,000. For every share purchased, each investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.20 per share and expire on August 6, 2011. This sale was made under the exemption from registration provided by Regulation D, Rule 506.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

February 12, 2010	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

February 12, 2010	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer