Form 10-Q
period 2010-03-31
SHOSHONE SILVER MINING CO INC
filed 2010-05-14
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ________________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 12, 2010
Common Stock ($0.10 par value)	37,897,487

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2010

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,953	$23,566
Note receivable (net of discount) - current portion	469,612	426,765
Deposits and prepaids	14,463	4,375
Supplies inventory	2,084	2,195
Total Current Assets	498,112	456,901

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,412,850	3,386,270
Accumulated depreciation	(1,463,826)	(1,374,968)
Total Property Plant and Equipment	1,949,024	2,011,302

MINERAL AND MINING PROPERTIES	2,196,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,031,563	1,037,944
Investments	163,236	266,938
Total Other Assets	1,194,799	1,304,882

TOTAL ASSETS	$5,838,304	$5,969,454

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$118,438	$159,623
Accrued expenses	51,459	79,151
Earnest money deposit	10,000	-
Notes payable - current portion	17,012	11,615
Total Current Liabilities	196,909	250,389

Note payable - noncurrent portion	1,510	4,268
Total Liabilities	198,419	254,657

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 38,157,487 and 34,302,487 shares issued and outstanding	3,815,749	3,430,249
Additional paid-in capital	4,069,550	4,089,450
Treasury stock	(206,253)	(252,653)
Accumulated earnings in exploration stage	(301,937)	126,447
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(69,742)	(11,214)
Total Stockholders' Equity	5,639,885	5,714,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,838,304	$5,969,454

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Six-Month Period Ended		(beginning of
	March 31,	March 31,	March 31,	March 31,	exploration stage)
	2010	2009	2010	2009	to March 31, 2010

REVENUES	$-	$-	$-	$6,515	$141,589

COST OF REVENUES	-	-	-	-	228,828

GROSS PROFIT	-	-	-	6,515	(87,239)

OPERATING EXPENSES
General and administrative	100,746	299,248	300,824	537,772	2,837,265
Professional fees	21,631	93,492	70,817	148,650	1,129,682
Depreciation	44,326	30,006	88,858	57,608	552,897
Mining and exploration expenses	670	658	3,108	158,722	1,834,137
Net gain on sale of load claim	-	-	-	-	(193,907)
Total Operating Expenses	167,373	423,404	463,607	902,752	6,160,074

LOSS FROM OPERATIONS	(167,373)	(423,404)	(463,607)	(896,237)	(6,247,313)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	-	444,044
Net (loss) gain on sale of investments	8,156	(1,100)	(589)	(1,005)	1,131,940
Other-than-temporary impairment of investments	-	-	-	-	(101,479)
Dividend and interest income	18,291	30,041	36,642	65,045	242,964
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Interest expense	(676)	(626)	(972)	(1,371)	(8,278)
Other income/(expense)	46	-	142	66	197,253
Total Other Income (Expenses)	25,817	28,315	35,223	62,735	5,945,376

INCOME (LOSS) BEFORE INCOME TAXES	(141,556)	(395,089)	(428,384)	(833,502)	(301,937)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(141,556)	(395,089)	(428,384)	(833,502)	(301,937)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(20,034)	(20,569)	(58,528)	(178,511)	(69,742)

NET COMPREHENSIVE INCOME (LOSS)	$(161,590)	$(415,658)	$(486,912)	$(1,012,013)	$(371,679)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.02)	$(0.01)	$(0.04)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.02)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	37,746,363	23,159,723	36,869,973	22,602,364

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	37,746,363	23,159,723	36,869,973	22,602,364

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Six-Month Period Ended		(beginning of
	March 31,	March 31,	exploration stage)
	2010	2009	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(428,384)	$(833,502)	$(301,937)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Adjustment to balance of note receivable	-	(765)	(766)
Amortization of note receivable discount	(36,466)	(46,634)	(135,812)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	240
Bad debt expense	-	-	9,624
Common stock issued for mining and exploration expenses	-	-	285,500
Common stock issued for services	900	6,500	204,486
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	100,686	57,608	564,725
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	101,479
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	589	1,005	(1,131,844)
Treasury stock issued for services	26,100	7,000	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(41,185)	(99,578)	(32,226)
Change in accrued interest receivable	-	(9,598)	(20,255)
Change in accrued liabilities	(27,692)	4,140	47,475
Change in deposits and prepaids	(5,983)	5,744	21,026
Change in Earnest Money Deposit	10,000		10,000
Change in other current assets	-	-	(4,819)
Change in receivable from related party	-	357	(9,624)
Change in stock to issue	-	-	230,680
Change in supplies inventory	111	308	10,648
Net cash used in operating activities	(401,324)	(907,415)	(3,712,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	(15,000)	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	2,807	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	12,200
Proceeds from sale of investments	44,585	1,200	4,627,485
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(26,580)	(215,282)	(1,033,889)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	(52,769)	(4,059,939)
Net cash provided by (used in) investing activities	18,005	(279,044)	2,308,364

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	(20,000)	(41,220)
Net proceeds from sale of common stock	385,000	-	1,627,570
Payment made on long-term note payable	(13,294)	(15,674)	(250,296)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	371,706	(35,674)	1,356,279

Net increase (decrease) in cash	(11,613)	(1,222,133)	(48,036)

Cash, beginning of period	23,566	1,570,066	59,989

Cash, end of period	$11,953	$347,933	$11,953

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$972	$1,371	$8,278
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$224,475	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-	$1,677,126	$1,677,126
Mineral property reacquired upon default	$-	$131,553	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$260,000	$260,000
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for equipment	$-	$-	$7,000
Note payable issued in exchange for prepaid asset	$15,933	$15,939	$47,498
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$7,500	$7,500

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
March 31, 2010

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Topic 820 in the Accounting Standards Codification (ASC 820) (previously SFAS No. 157, “Fair Value Measurements.”) ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

		Fair Value Measurements
		At March 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investments	$163,236	$163,236	$-	$-
Note Receivable (net of discount)	1,501,175	-	1,501,175	-
Total Assets Measured at Fair Value	$1,664,411	$163,236	$1,501,175	$-

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $1,969,419 from inception through March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note. The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. During the three- and six-month period ended March 31, 2010, $7,231 and $1,807, respectively, of this prepaid insurance was amortized into General & Administrative Expenses. See Note 9.

NOTE 4: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303. This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes. During the six-month period ended March 31, 2010, the Company sold six medallions and distributed four for marketing purposes. At March 31, 2009, the Company had 197 coins remaining in inventory with an historical cost basis of $2,084.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost. Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
Equipment	$1,353,877	$1,338,952
Lakeview Mill (Including Refurbishment)	1,588,243	1,588,243
Office Building & Furniture	168,000	162,000
Rescue Mill Building	224,475	224,475
Staging Building & Land Improvements	78,255	72,600
	3,412,850	3,386,270
Less accumulated depreciation	(1,463,826)	(1,374,968)
Property, Plant & Equipment, net	$1,949,024	$2,011,302

Depreciation expense was $44,326 for the three-month period ended March 31, 2010 and $30,006 for the comparable period last year.

Depreciation expense was $88,858 for the six-month period ended March 31, 2010 and $57,608 for the comparable period last year.

Equipment with a combined cost of $19,390 serves as collateral for notes payable. See Note 9.

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

The note does not bear interest and stipulates that a payment of $500,000 was due on August 11, 2009. The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019. Since the note does not bear interest, the Company imputed interest at a rate of 5%. Accordingly the Company recorded a note discount of $634,637. During the three- and six-month periods ended March 31, 2010, $18,233 and $36,466, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,501,175 at March 31, 2010.

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

The following summarizes the investments at March 31, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation (a)	20,000	$60,000	$10,600
Chester Mining Company	2,500	1,125	1,275
Gold Crest Mines	567,600	975	12,487
Lucky Friday Extension	5,000	350	500
Merger Mines	729,299	103,885	51,051
Metropolitan Mines Limited	6,000	360	240
New Jersey Mining	142,875	34,290	40,005
Vindicator Mines	88,000	17,600	22,000
Subtotal	1,561,274	218,585	138,158

Silver Coins & Bars	1,433	14,631	25,078

Total at March 31, 2010	1,562,707	$233,216	$163,236

Note (a) – Bayswater Uranium Corporation’s (“Bayswater”) common stock underwent a reverse one-for-ten stock split on January 7, 2010.

The Company had an unrealized holding loss during the six-month period ended March 31, 2010 of $58,528. This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $589 of loss previously included in accumulated other comprehensive income on the sale of available-for-sale securities and silver coins and bars during the six-month period ended March 31, 2010.

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

NOTE 8: EARNEST MONEY DEPOSIT

During the three-month period ended March 31, 2010, the Company received a $10,000 earnest money deposit related to the planned sale to an unrelated party of its North Osburn claims in the Silver Valley for a total of $175,000. This deposit is presented on the Company’s Consolidated Balance Sheet under the caption “Earnest Money Deposit”.

NOTE 9: NOTES PAYABLE

In December 2007, the Company purchased equipment for $15,377 in exchange for a note. The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly. The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $5,969 at March 31, 2010. Of this amount $4,460 is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $10,314 at March 31, 2010.

In August 2009, the Company purchased equipment for $9,000 by paying $2,000 in cash and signing a note for the remaining $7,000. The note has a term of fourteen months, bears interest at 4.00% annually and stipulates that payments of $513 are to be made monthly. The outstanding balance on this note payable was $3,541 at March 31, 2010, all of which is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $8,206 at March 31, 2010.

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”). The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note. The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. The note had a term of nine months, bears interest at 11.25% annually and stipulated that payments of $1,855 be made monthly. The outstanding balance on this note payable was $9,012 at March 31, 2010, all of which is payable within twelve months. See Note 3.

NOTE 10: COMMON STOCK

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

During the six-month period ended March 31, 2010, the Company issued 3,850,000 shares of common stock to twelve investors for a total of $385,000 in cash. For every share purchased, each investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 310,000 expire on March 20, 2012.

NOTE 11: TREASURY STOCK

The Company held 818,986 and 963,986 shares of treasury stock at March 31, 2010 and September 30, 2009, respectively.

During the three-month period ended December 31, 2009, the Company issued 145,000 treasury shares in exchange for consulting services valued at $26,100. The treasury shares had a cost of $0.32 per share.

NOTE 12: STOCK OPTIONS AND WARRANTS

During the six-month period ended March 31, 2010, the Company issued 3,850,000 warrants to purchase an equal number of the Company’s common stock in connection with the sale of 3,850,000 shares in private placements. The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 310,000 expire on March 20, 2012.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

Civil Action Filed

On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against the Company in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho. The Company and the EPA have reached an agreement whereby the Company will pay $50,000 and will not conduct activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, the Company has recorded a $50,000 liability related to this suit.

NOTE 14: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were available to be issued and management has determined that there have not been any events that have occurred that would require adjustments to the unaudited financial statements.

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

Plan of Operation

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property. The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008. Our primary plan of operations includes raising sufficient capital to restart operations at our Lakeview property. Due to the high costs of operating during the winter, we suspended operations at our Lakeview property. We intend to begin processing stockpiled ore at the Lakeview property during the three-month period ending June 30, 2010.

Also, we recently entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining. We believe this agreement demonstrates our ability to generate revenue from our operations at our Lakeview property. Our long-term goal is to mine and mill both silver and gold.

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

Work at the Rescue Mine will resume on June 1, 2010. The first priority is to finish upgrading and renovating the mill. Once the mill work is completed, the mill will be started up and test runs on stockpiled ore will be conducted. The 200 level portal is scheduled to be reopened so that mine development can resume. This work will require some ground support, general clean up, the installation of a refuge station and the addition of air and water lines. A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill. Road work, site preparation and collaring off for the new decline portal should be accomplished this summer. This new decline portal will provide access to unmined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation drift for the mine ventilation system.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of 1,969,419 from inception through March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. An estimated $1,000,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, we anticipate raising the majority of the $1,000,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services.

Comparison of the Three and Six-Month Periods Ended March 31, 2010 and 2009:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and six-month periods ended March 31, 2010, compared with the same periods in the prior year. These tables are provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	-	-	0.0%
General and administrative	100,746	299,248	(198,502)	-66.3%
Professional fees	21,631	93,492	(71,861)	-76.9%
Depreciation	44,326	30,006	14,320	47.7%
Mining and exploration expenses	670	658	12	1.8%
Total Operating Expenses	167,373	423,404	(256,031)	-60.5%
Loss from Operations	(167,373)	(423,404)	256,031	-60.5%
Other Income (Expense)
Net gain (loss) on sale of securities	8,156	(1,100)	9,256	-841.5%
Dividend and interest income	18,291	30,041	(11,750)	-39.1%
Interest expense	(676)	(626)	(50)	8.0%
Other income (expense)	46	-	46	0.0%
Total Other Income (Expense)	25,817	28,315	(2,498)	-8.8%
Net (Loss) Income	$(141,556)	$(395,089)	$253,533	-64.2%

	Six-Month Period Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change

Revenues	$-	$6,515	$(6,515)	-100.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	6,515	(6,515)	-100.0%
General and administrative	300,824	537,772	(236,948)	-44.1%
Professional fees	70,817	148,650	(77,833)	-52.4%
Depreciation	88,858	57,608	31,250	54.2%
Mining and exploration expenses	3,108	158,722	(155,614)	-98.0%
Total Operating Expenses	463,607	902,752	(439,145)	-48.6%
Loss from Operations	(463,607)	(896,237)	432,630	-48.3%
Other Income (Expense)
Net gain (loss) on sale of securities	(589)	(1,005)	416	-41.4%
Dividend and interest income	36,642	65,045	(28,403)	-43.7%
Interest expense	(972)	(1,371)	399	-29.1%
Other income (expense)	142	66	76	115.2%
Total Other Income (Expense)	35,223	62,735	(27,512)	-43.9%
Net (Loss) Income	$(428,384)	$(833,502)	$405,118	-48.6%

Overview of Operating Results

The decrease in the net loss during the three- and six-month periods ended March 31, 2010, compared with the same periods last year was primarily due to decreases in virtually all administrative expenses. We reduced expenditures in the near term to align our operations with our sources of capital. This action primarily included the temporary cessation of operations at our Lakeview property, the temporary laying off of all employees starting in the month of March 2010 and across-the-board reductions in non-essential expenditures.

Operating Expenses

The decrease in operating expenses between both the three- and six-month periods ended March 31, 2010 was primarily due to decreased exploration expenses. In the prior year’s first quarter we incurred $140,527 in drilling expenses on our Lakeview property. Also contributing to the decrease in operating expenses for both 2010 periods was decreased payroll and payroll related expenses associated with the temporary laying off of all employees beginning in March 2010.

Other Income (Expenses)

The decrease in other income (expense) during both the three- and six-month periods ended March 31, 2010 was primarily due to our having three additional interest bearing notes receivable during most of the prior year’s six-month period. At varying times since the first quarter of 2009, these three notes have been settled in exchange for various assets.

Overview of Financial Position

At March 31, 2010, we had cash of $11,953 and current liabilities of $196,909. During the first six months of fiscal 2010, we received proceeds of $385,000 from the sale of 3,850,000 shares of our $0.10 par value common stock. These proceeds were used primarily to continue scaled back operations.

Property, Plant and Equipment

At March 31, 2010, property, plant and equipment before accumulated depreciation totaled $3,412,850, an increase of $26,580 from $3,386,270 at September 30, 2009. The increase related primarily to land improvements and equipment purchases at its Rescue Gold Mine.

Investments

Our investment portfolio at March 31, 2010, was $163,236, a decrease of $103,702 from the September 30, 2009, balance of $266,938. This decrease was primarily due to falling share prices of the investments in our portfolio and, to a lesser extent, the sale of 250,000 shares of common stock and 1,682 ounces of silver.

Stockholders’ Equity

Our total stockholders’ equity was $5,639,885 at March 31, 2010, decrease of $74,912 from $5,714,797 at September 30, 2009. The decrease in total stockholders’ equity was primarily due a net loss of $428,384 incurred during the six-month period ended March 31, 2010. Partially offsetting the net loss were the proceeds of $385,000 from the issuance of 3,850,000 shares of our common stock to twelve investors.

Liquidity and Capital Resources

Operating Activities
During the six-month period ended March 31, 2010, our operating activities used $401,324 and used $907,415 during the comparable period last year. This improvement was primarily the result of the realization of a net loss of $428,384 during the recent six-month period compared to a net loss of $833,502 realized last year. The reduction in net loss between the two periods was primarily due to the reduction of activities at our properties during the most recent six-month period.

Investing Activities
During the six-month period ended March 31, 2010, our investing activities provided $18,005 and used $279,044 during the same period last year. This improvement was primarily the result of $215,282 spent on fixed assets during the six-month period ended March 31, 2009, compared to only $26,580 during the recent six-month period.

Financing Activities
During the six-month period ended March 31, 2010, our financing activities provided $371,706 and used $35,674 during the same period last year. This was primarily due to net proceeds of $385,000 received from the issuance of common stock during the six-month period this year, compared with none during the prior year’s six-month period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 17, 2008, the United States Environmental Protection Agency (“EPA”) filed a civil action against us in the United States District Court for the District of Idaho. The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho. We and the EPA have reached an agreement whereby we will pay $50,000 and will not to conduct activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action. Accordingly, we have recorded a $50,000 liability related to this suit.

Item 1A – Risk Factors

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, the Company sold 670,000 shares of common stock at a price per share of $0.10 to three accredited investors for gross proceeds of $67,000. For every share purchased, each investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.20 per share and 360,000 expire on August 6, 2011 and 310,000 expire on March 20, 2012. This sale was made under the exemption from registration provided by Regulation D, Rule 506.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 14, 2010	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

May 14, 2010	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer