Form 10-K/A
period 2009-09-30
SHOSHONE SILVER MINING CO INC
filed 2010-06-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

Amendment 1

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

EXPLANATORY NOTE:

On January 12, 2010, we filed an Annual Report on Form 10-K for the year ended September 30, 2009 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On April 1, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to incorporate our responses to these comments. Disclosures in this Form 10-K/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources – to conform to amended presentation in the Statements of Cash Flows;
2.	Report of Independent Registered Public Accounting Firm – to correct all period references;
3.	Statement of Cash Flows – to conform with ASC 230-10-20 by classifying as investing activities disbursements and collections related to loans made;
4.	Statements of Cash Flows - to create more descriptive language for “Note Receivable in Connection with Sale of Mexican Mining Concession” in the Non-Cash Investing and Financing Activities; and
5.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the various adjustments to the financial statements.

FORM 10-K /A
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

Investing Activities

During fiscal 2009, our investing activities provided $94,370 and provided $1,919,082 during fiscal 2008. This decrease was primarily the result of $2,497,990 in net proceeds from the fiscal 2008 sale of the Mexican mining properties.

Financing Activities

During fiscal 2009, our financing activities used, $53,703 and contributed $241,967 during fiscal 2008. This decrease was primarily due the fiscal 2008 net proceeds from the sale of common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended September 30, 2009 and the nine-month period ended September 30, 2008 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company and subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended September 30, 2009 and the nine-month period ended September 30, 2008 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/BehlerMick PS

BehlerMick PS

Spokane, Washington
January 8, 2010, except for Note 2, which is dated May 19, 2010

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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	12-Months	9-Months	January 1, 2000
	Ended	Ended	(beginning of
	September 30,	September 30,	exploration stage)
	2009	2008 (a)	to September 30, 2009
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,779,976)	$3,645,358	$126,447
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	130,743	44,392	464,039
Adjustment to balance of note receivable	(766)	-	(906)
Amortization of note receivable discount	(91,573)	(7,773)	(99,346)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	240	-	240
Bad debt expense	9,624		9,624
Common stock issued for mining and exploration expenses	-	22,000	285,500
Common stock issued for services	9,900	2,400	203,726
Common stock issued in settlement of agreement with former CEO	-	20,000	20,000
Discount given on early payment on note receivable	50,000	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Net gain on sale of lode claim	-	(60,000)	(193,907)
Net gain on sale of Mexican mining concession	-	(4,363,353)	(4,363,353)
Net loss (gain) on sale of investments	(2,225)	7,840	(1,132,433)
Loss recognized on other-than-termporary impairment of investments	101,479	-	101,479
Treasury stock issued for services	7,000	-	27,320
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in receivable from related party	-	-	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	16,370	15,080	27,009
Change in supplies inventory	626	127	10,537
Change in accrued interest receivable	(9,516)	(6,472)	(20,255)
Change in accrued liabilities	68,863	8,533	75,167
Change in accounts payable	(97,956)	66,853	8,959
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(1,587,167)	(605,015)	(3,311,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	(15,000)	(202,808)	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	452,808	-	582,846
Payments received on notes receivable from related party	-	132,464	332,498
Proceeds from sale of fixed assets	-	-	12,200
Proceeds from sale of investments	10,682	13,450	4,582,900
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	2,497,990	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(293,351)	(261,991)	(1,007,309)
Purchase of mineral and mining properties	(8,000)	-	(76,472)
Purchases of investments	(52,769)	(260,023)	(4,059,939)
Net cash provided by investing activities	94,370	1,919,082	2,290,359

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	(20,000)	(21,220)	(41,220)
Net proceeds from sale of common stock	-	295,985	1,242,570
Payment made on long-term note payable	(33,703)	(32,798)	(237,002)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	(53,703)	241,967	984,573

Net increase (decrease) in cash	(1,546,500)	1,556,034	(36,423)

Cash, beginning of period	1,570,066	14,032	59,989

Cash, end of period	$23,566	$1,570,066	$23,566

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$2,398	$3,250	$7,309
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$50,000	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$95,340	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$4,139	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mineral properties acquired in exchange for common stock and other consideration	$1,677,126	$-	$1,677,126
Office equipment acquired in exchange for common stock and other consideration	$15,525	$-	$15,525
Mining equipment acquired in exchange for common stock and other consideration	$260,000	$-	$260,000
Mill building acquired in exchange for common stock and other consideration	$224,475	$-	$224,475
Mineral property reacquired upon default	$131,553	$-	$131,553
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for prepaid asset	$15,939	$-	$31,565
Note payable issued in exchange for equipment	$7,000	$-	$7,000
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$1,865,363	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Stock received in exchange for lode claim	$-	$60,000	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$7,500	$-	$7,500

Note (a): Fiscal 2008 is a nine-month transition period attributable to the Company's decision to change its fiscal year end.

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity
Balance December 31, 1999 as originally stated	9,030,660	$903,066	$1,597,425	$(65,733)	$-	$-	$21,834	$-	$2,456,592
Net adjustments for the following:
Overstated mining property investments	-	-	-	-	-	-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-	990,000	-	-	-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-	-	-	-	-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367	-	-	-	-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000	48,500	-	-	-	(89,500)	-	-
Stock options and payables for unrecorded attorney fees	-	-	-	-	12,221	-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-	-				(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-	-	-	-	-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433	$2,635,925	$(65,733)	$12,221	$-	$(1,667,482)	$-	$1,912,364
Issuance of stock for services at a price of $0.20 per share	5,000	500	500	-	-	-	-	-	1,000
Net loss for year ending December 31, 2000	-	-	-	-	-	-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(1,879,530)	$-	$1,701,316
Net loss for year ending December 31, 2001	-	-	-	-	-	-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(2,107,689)	$-	$1,473,157
Treasury stock issued for services at a price of $0.10 per share	-	-	(1,080)	11,880	-	-		-	10,800
Treasury stock issued for services at a price of $0.10 per share	-	-	(195)	495	-	-		-	300
Issuance of stock for services at a price of $0.03 perp share	800,000	80,000	(53,066)	-	-	-		-	26,934
Issuance of stock for legal fees at a price of $0.10 per share	100,000	10,000	-	-	-	-		-	10,000
Net loss for year ending December 31, 2002	-	-	-	-	-	-	(641,951)	-	(641,951)
Balance, January 1, 2003	10,879,329	$1,087,933	$2,582,084	$(53,358)	$12,221	$-	$(2,749,640)	$-	$879,240
Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)	-	-	-		-	86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083	-	-	-	-		-	62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000	25,500	-	-	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900	-	-	-	-		-	11,900
Unrealized holding gain in investments	-	-	-	-	-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-	-	-	-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194	$2,403,306	$(53,358)	$12,221	$-	$(2,848,932)	$1,328,462	$2,344,893
Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186	400,999	-	-	-		-	587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500	1,000	-	-	-		-	3,500
Issuance of stock for services at price of $0.35 per share	25,000	2,500	6,250	-	-	-		-	8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000	87,500	-	-	-		-	122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000	25,000	-	-	-		-	35,000
Treasury stock issued for mining properties at a price of $0.35 per share	-	-	24,000	11,000	-	-		-	35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-	9,101	11,124	-	(20,225)		-	-
Treasury stock issued for services at a price of $0.35 per share	-	-	9,600	4,400	-	-		-	14,000
Unrealized holding loss in investments	-	-	-	-	-	-		(594,605)	(594,605)

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

Restatement of Previously Disclosed Financial Information

On January 12, 2010, the Company filed an Annual Report on Form 10-K for the year ended September 30, 2009 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On April 1, 2010, the Company received comments from the SEC on its Original Report. In response to these comments the Company made the following changes to its consolidated financial statements:

1.	The Company reclassified disbursements and collections related to loans from financings activities to investing activities to conform to ASC 230-10-20. As a result the Company’s Consolidated Statements of Cash Flows were adjusted as follows:

	Twelve-Months		Twelve-Months
	Ended		Ended
	Sept. 30, 2009	Adjustments	Sept. 30, 2009
	(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$(343,438)	$437,808	$94,370
Cash Flows From Financing Activities	$384,105	$(437,808)	$(53,703)

	Nine-Months		Nine-Months
	Ended		Ended
	Sept. 30, 2008	Adjustments	Sept. 30, 2008
	(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$1,989,426	$(70,344)	$1,919,082
Cash Flows From Financing Activities	$171,623	$70,344	$241,967

	Period from		Period from
	January , 2000		January , 2000
	(beginning of		(beginning of
	exploration stage)		exploration stage)
	to Sept.30, 2009		to Sept.30, 2009
(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$1,963,277	$327,082	$2,290,359
Cash Flows From Financing Activities	$1,311,655	$(327,082)	$984,573

2.	The Company changed the caption in the Non-Cash Investing and Financing Activities section of the Consolidated Statements of Cash flows:

	a.	From: Note Receivable (net of discount) in connection with sale of lode claim.
	b.	To: Note Receivable (net of discount) in connection with sale of Mexican mining concession.

There was no change to net loss for the twelve-month period ended September 30, 2009 or the nine-month period ended September 30, 2008 as a result of these changes.

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

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 (#)
10.5	Bilbao Indemnity and Guarantee Agreement (&)
10.6	Bilbao Stock Purchase Agreement (&)
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement (@)
10.8	Iola Corporation Lease and Option Agreement (@)
10.9	Silver King LTD Lease and Option Agreement (@)
23.1	Consent of Independent Registered Public Accounting Firm (+)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group (^)
99.2	Map of Shoshone Group and Bullion Group (^)
99.3	Map of Auxer Property (^)
99.4	Map of Lucky Joe Property (^)
99.5	Map of Regal Mine (^)
99.6	Map of Stillwater Extension Claims (^)
99.7	Map of Montgomery Mine (^)
99.8	Map of Arizona Gold Fields Claims (^)
99.9	Map of California Creek Property (^)
99.10	Map of Princeton Gulch Group (^)
99.11	Map of Cerro Colorado Group (^)
99.12	Map of Bilbao-Mexico Property (^)
99.13	Map of North Osburn Property (>)
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine (@)

99.15	Map of Shaft Claims (@)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1, filed with the Commission on December 3, 2007, File No. 000-31184
>	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2008, File No. 000-31184.
&	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 13, 2009, File No. 000-31184.
@	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 12, 2010, File No. 000-31184.

SIGNATURES

            In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: June 3, 2010	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer