Form 10-Q/A
period 2009-12-31
SHOSHONE SILVER MINING CO INC
filed 2010-06-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE:

On February 2, 2010, we filed a Quarterly Report on Form 10-Q for the three-month period ended December 31, 2009, (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On April 1, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to incorporate our responses to these comments. Disclosures in this Form 10-Q/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources – to conform to amended presentation in the Statements of Cash Flows;
2.	Controls and Procedures – to clarify that there had been a change in the internal control over financial reporting during the period;
3.	Statement of Cash Flows – to conform with ASC 230-10-20 by classifying as investing activities disbursements and collections related to loans made;
4.	Statements of Cash Flows - to create more descriptive language for “Note Receivable in Connection with Sale of Mexican Mining Concession” in the Non-Cash Investing and Financing Activities; and
5.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the various adjustments to the financial statements.

SHOSHONE SILVER MINING COMPANY

FORM 10-Q /A
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

Restatement of Previously Disclosed Financial Information

On February 2, 2010, we filed a Quarterly Report on Form 10-Q for the three-month period ended December 31, 2009, (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On April 1, 2010, we received comments from the SEC on our Original Report. In response to these comments the Company made the following changes to its consolidated financial statements:

1.	1. The Company reclassified disbursements and collections related to loans from financings activities to investing activities to conform to ASC 230-10-20. As a result the Company’s Consolidated Statements of Cash Flows were adjusted as follows:

	Three-Months		Three-Months
	Ended		Ended
	Dec. 31, 2009	Adjustments	Dec. 31, 2009
	(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$2,820	$-	$2,820
Cash Flows From Financing Activities	$312,499	$-	$312,499

	Three-Months		Three-Months
	Ended		Ended
	Dec. 31, 2008	Adjustments	Dec. 31, 2008
	(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$(258,254)	$(12,193)	$(270,447)
Cash Flows From Financing Activities	$(39,574)	$12,193	$(27,381)

	Period from		Period from
	January , 2000		January , 2000
	(beginning of		(beginning of
	exploration stage)		exploration stage)
	to Dec. 31, 2009		to Dec. 31, 2009
(as previously
	stated)		(as restated)
Cash Flows From Investing Activities	$1,966,097	$327,082	$2,293,179
Cash Flows From Financing Activities	$1,624,154	$(327,082)	$1,297,072

2.	The Company changed the caption in the Non-Cash Investing and Financing Activities section of the Consolidated Statements of Cash flows:

	a.	From: Note Receivable (net of discount) in connection with sale of lode claim.

	b.	To: Note Receivable (net of discount) in connection with sale of Mexican mining concession.

There was no change to net loss for the three-month periods ended December 31, 2009 and 2008 as a result of these changes

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

Investing Activities
During the three-month period ended December 31, 2009, our investing activities provided $2,820 and used $270,447 during the same period last year. This decrease was primarily the result of the purchase of fixed assets for $205,785 in the prior year’s three-month period.

Financing Activities
During the three-month period ended December 31, 2009, our financing activities contributed $312,499 and used $27,381 during the same period last year. This improvement was primarily due to net proceeds of $318,000 received during the recent three-month period.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, the Company has significantly enhanced its’ internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act). These changes materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has, through its CEO and Board of Directors, implemented additional review procedures over the financial reporting function to remediate deficiencies in our internal control.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

June 3, 2010	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

June 3, 2010	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer