Form 10-Q/A
period 2009-12-31
SHOSHONE SILVER MINING CO INC
filed 2010-06-04
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

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

EXPLANATORY NOTE:

We are filing this amendment to include the Statement of Cash Flows that we had intended to file with Amendment #1. Disclosures in this Form 10-Q/A affected by this amendment are:

1.	Statement of Cash Flows - to conform with ASC 230-10-20 by classifying as investing activities disbursements and collections related to loans made;
2.	Statements of Cash Flows - to create more descriptive language for “Note Receivable in Connection with Sale of Mexican Mining Concession” in the Non-Cash Investing and Financing Activities.

SHOSHONE SILVER MINING COMPANY

FORM 10-Q/A
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

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three-Month Period Ended		(beginning of
	December 31,	December 31,	exploration stage)
	2009	2008	to December 31, 2009
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(286,829)	$(438,412)	$(160,382)
Adjustments to reconcile net income (loss) to net
cash used by operations:
Depreciation and amortization expense	50,340	27,602	514,379
Adjustment to balance of note receivable		(765)	(766)
Amortization of note receivable discount	(18,233)	(23,317)	(117,579)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	240
Bad debt expense	-	-	9,624
Common stock issued for mining and exploration expenses	-	-	285,500
Common stock issued for services	900	-	204,486
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Net gain on sale of lode claim	-	-	(193,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	8,746	(95)	(1,123,687)
Loss recognized on other-than-termporary impairment of investments	-	-	101,479
Treasury stock issued for services	26,100	-	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in receivable from related party	-	(53,548)	(9,624)
Change in other current assets	-	-	(4,819)
Change in deposits and prepaids	(5,761)	(69)	21,248
Change in supplies inventory	111	308	10,648
Change in accrued interest receivable	-	(5,435)	(20,255)
Change in accrued liabilities	(9,835)	244	65,332
Change in accounts payable	(44,529)	(133,977)	(35,570)
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(278,990)	(627,464)	(3,590,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	(15,000)	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	2,807	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	12,200
Proceeds from sale of investments	23,400	300	4,606,300
Proceeds from sale of lode claim	-	-	13,907
Proceeds from sale of Mexican mining concession	-	.	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(20,580)	(205,785)	(1,027,889)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	(52,769)	(4,059,939)
Net cash provided by (used in) investing activities	2,820	(270,447)	2,293,179

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	(20,000)	(41,220)
Net proceeds from sale of common stock	318,000	-	1,560,570
Payment made on long-term note payable	(5,501)	(7,381)	(242,503)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	312,499	(27,381)	1,297,072

Net increase (decrease) in cash	36,329	(925,292)	(94)

Cash, beginning of period	23,566	1,570,066	59,989

Cash, end of period	$59,895	$644,774	$59,895

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$296	$640	$7,602
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders' fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mineral properties acquired in exchange for common stock and other consideration	$-	$-	$1,677,126
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral property reacquired upon default	$-	$-	$131,553
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for prepaid asset	$15,933	$15,969	$31,565
Note payable issued in exchange for equipment	$-	$-	$7,000
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$7,500	$7,500

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

June 4, 2010	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

June 4, 2010	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer
and Principal Financial Officer