Form 10-Q
period 2010-06-30
SHOSHONE SILVER MINING CO INC
filed 2010-08-05
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

Commission File Number 000-31184

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 4, 2010

Common Stock ($0.10 par value)	42,659,037

SHOSHONE SILVER MINING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$352,308	$23,566
Note receivable (net of discount) - current portion	487,845	426,765
Deposits and prepaids	10,039	4,375
Supplies inventory	2,084	2,195
Total Current Assets	852,276	456,901

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,423,979	3,386,270
Accumulated depreciation	(1,508,202)	(1,374,968)
Total Property Plant and Equipment	1,915,777	2,011,302

MINERAL AND MINING PROPERTIES	2,196,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,031,563	1,037,944
Investments	157,048	266,938
Total Other Assets	1,188,611	1,304,882

TOTAL ASSETS	$6,153,033	$5,969,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$76,953	$159,623
Accrued expenses	70,185	79,151
Notes payable - current portion	9,172	11,615
Total Current Liabilities	156,310	250,389

Note payable - noncurrent portion	372	4,268
Total Liabilities	156,682	254,657

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 42,659,037 and 34,302,487 shares issued and outstanding	4,265,904	3,430,249
Additional paid-in capital	4,148,550	4,089,450
Treasury stock	(206,253)	(252,653)
Accumulated earnings in exploration stage	(468,438)	126,447
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(75,930)	(11,214)
Total Stockholders’ Equity	5,996,351	5,714,797

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$6,153,033	$5,969,454

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended		Period from January 1, 2000 (beginning of
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	exploration stage) to June 30, 2010

REVENUES	$14,000	$-	$14,000	$-	$155,589

COST OF REVENUES	-	-	-	-	228,828

GROSS PROFIT	14,000	-	14,000	-	(73,239)

OPERATING EXPENSES
General and administrative	291,257	255,096	592,081	792,869	3,128,522
Professional fees	18,321	91,935	89,138	240,584	1,148,003
Depreciation	44,376	30,228	133,234	87,836	597,273
Mining and exploration expenses	19,292	10,272	22,400	168,994	1,853,429
Net gain on sale of load claim	(175,000)	-	(175,000)	-	(368,907)
Total Operating Expenses	198,246	387,531	661,853	1,290,283	6,358,320

LOSS FROM OPERATIONS	(184,246)	(387,531)	(647,853)	(1,290,283)	(6,431,559)

OTHER INCOME (EXPENSES)
Lease income	-	-	-	-	444,044
Net (loss) gain on sale of investments	-	160	(589)	(844)	1,131,844
Other-than-temporary impairment of investments	-	-	-	-	(101,479)
Dividend and interest income	18,233	28,053	54,876	93,097	261,198
Loss on abandonment of asset	-	-	-	-	(20,000)
Gain on sale of fixed asset	-	-	-	-	12,200
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Gain on settlement of note receivable	-	-	-	-	64,206
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Interest expense	(488)	(464)	(1,461)	(1,834)	(8,767)
Other income/(expense)	-	(50,000)	142	(43,419)	197,349
Total Other Income (Expenses)	17,745	(22,251)	52,968	47,000	5,963,121

INCOME (LOSS) BEFORE INCOME TAXES	(166,501)	(409,782)	(594,885)	(1,243,283)	(468,438)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(166,501)	(409,782)	(594,885)	(1,243,283)	(468,438)

OTHER COMPREHENSIVE INCOME (LOSS) Unrealized holding gain (loss) on investments	(6,188)	101,730	(64,716)	(48,472)	(75,930)

NET COMPREHENSIVE INCOME (LOSS)	$(172,689)	$(308,052)	$(659,601)	$(1,291,755)	$(544,368)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.01)	$(0.02)	$(0.05)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	39,480,329	34,277,507	37,738,427	26,508,353

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	39,480,329	34,277,507	37,738,427	26,508,353

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period Ended		Period from January 1, 2000 (beginning of exploration
	June 30, 2010	June 30, 2009	stage) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(594,885)	$(1,243,283)	$(468,438)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	(765)	(766)
Amortization of note receivable discount	(54,699)	(69,951)	(154,045)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	240	240
Bad debt expense	-	-	9,624
Common stock issued for mining and exploration expenses	9,000	-	294,500
Common stock issued for services	200,900	10,040	404,486
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	150,264	87,836	614,303
Discount given on early payment on note receivable	-	50,000	50,000
Gain on sale of fixed asset	-	-	(12,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	101,479
Net gain on sale of lode claim	(175,000)	-	(368,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	589	844	(1,131,844)
Treasury stock issued for services	26,100	7,000	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(72,670)	(66,063)	(63,711)
Change in accrued interest receivable	-	(9,415)	(20,255)
Change in accrued liabilities	(8,966)	(3,648)	66,201
Change in deposits and prepaids	(5,761)	10,557	21,248
Change in earnest money deposit	(10,000)	-	(10,000)
Change in other current assets	-	-	(4,819)
Change in receivable from related party	-	358	(9,624)
Change in stock to issue	-	-	230,680
Change in supplies inventory	111	308	10,648
Net cash used in operating activities	(535,017)	(1,225,942)	(3,846,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	(15,000)	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	2,808	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	12,200
Proceeds from sale of investments	44,585	1,488	4,627,485
Proceeds from sale of lode claim	175,000	-	188,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(37,709)	(216,783)	(1,045,018)
Purchase of mineral and mining properties	-	(8,000)	(76,472)
Purchases of investments	-	(52,769)	(4,059,939)
Net cash provided by (used in) investing activities	181,876	(288,256)	2,472,235

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	(20,000)	(41,220)
Net proceeds from sale of common stock	704,155	-	1,946,725
Payment made on long-term note payable	(22,272)	(23,033)	(259,274)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	681,883	(43,033)	1,666,456

Net increase (decrease) in cash	328,742	(1,557,231)	292,319

Cash, beginning of period	23,566	1,570,066	59,989

Cash, end of period	$352,308	$12,835	$352,308

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$1,461	$1,834	$8,767
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for accounts payable	$-	$-	$227,500
Common stock issued for finders’ fee	$-	$-	$1,000
Common stock issued for mining and exploration expenses	$-	$-	$222,500
Common stock issued for purchase of equipment	$-	$-	$95,340
Common stock issued for purchase of mining properties	$-	$-	$45,000
Common Stock issued for services	$-	$-	$88,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$224,475	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-	$1,677,126	$1,677,126
Mineral property reacquired upon default	$-	$131,553	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$260,000	$260,000
Note issued in exchanged for vehicle	$-	$-	$53,658
Note payable issued in exchange for equipment	$-	$-	$7,000
Note payable issued in exchange for prepaid asset	$15,933	$15,939	$47,498
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Stock issued on account	$1,000	$-	$1,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$7,500	$7,500

The accompanying condensed notes are an integral part of these interim consolidated financial statements

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
June 30, 2010

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

The Company’s year-end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K/A which was filed with the SEC on June 3, 2010.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three- and nine-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Investments in available-for-sale securities and investments in silver coins and bars are reported at fair value utilizing Level 1 inputs. For these investments, the Company obtains fair value from active markets.

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs.  The discounting of this note receivable utilized interest rates.  See Note 6.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Investments	$157,048	$157,048	$-	$-
Note Receivable (net of discount)	1,519,408	-	1,519,408	-
Total Assets Measured at Fair Value	$1,676,456	$157,048	$1,519,408	$-

Going Concern

As shown in the accompanying financial statements, the Company has had limited revenues and incurred an accumulated deficit of $2,135,920 from inception through June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in Update 2010-01 are effective for interim and annual period ending on or after December 15, 2009, and should be applied on a prospective basis.  The Company adopted the amendments in Update No. 2010-01 without a material effect on its results of operations and financial position.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 which amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted the amendments in Update No. 2010-01 without a material effect on its results of operations and financial position.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”).  The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note.  The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. During the three- and nine-month period ended June 30, 2010, $5,424 and $12,655, respectively, of this prepaid insurance was amortized into General & Administrative Expenses.  See Note 8.

NOTE 4: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303.  This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.  At June 30, 2010, the Company had 197 coins remaining in inventory with an historical cost basis of $2,084.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
Equipment	$1,353,877	$1,338,952
Lakeview Mill (Including Refurbishment)	1,588,243	1,588,243
Office Building & Furniture	179,129	162,000
Rescue Mill Building	224,475	224,475
Staging Building & Land Improvements	78,255	72,600
	3,423,979	3,386,270
Less accumulated depreciation	(1,508,202)	(1,374,968)
Property, Plant & Equipment, net	$1,915,777	$2,011,302

Depreciation expense was $44,376 for the three-month period ended June 30, 2010 and $30,228 for the comparable period last year.

Depreciation expense was $133,234 for the six-month period ended June 30, 2010 and $87,836 for the comparable period last year.

Equipment with a combined cost of $17,649 serves as collateral for notes payable.  See Note 8.

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

The note does not bear interest and a discounted payment of $450,000 was made in July 2009.   The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the three- and nine-month periods ended June 30, 2010, $18,233 and $54,699, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,519,408 at June 30, 2010.

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

The following summarizes the investments at June 30, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$60,000	$7,400
Chester Mining Company	2,500	1,125	1,125
Gold Crest Mines	567,600	975	8,189
Lucky Friday Extension	5,000	250	900
Merger Mines	729,299	103,885	58,344
Metropolitan Mines Limited	6,000	360	240
New Jersey Mining	142,875	34,290	32,861
Vindicator Mines	88,000	17,600	21,120
Subtotal	1,561,274	218,485	130,179

Silver Coins & Bars	1,433	14,631	26,869

Total at June 30, 2010	1,562,707	$233,116	$157,048

The Company had an unrealized holding loss during the nine-month period ended June 30, 2010 of $64,716.  This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $589 of loss previously included in accumulated other comprehensive income on the sale of available-for-sale securities and silver coins and bars during the nine-month period ended June 30, 2010.

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

NOTE 8:  NOTES PAYABLE

In December 2007, the Company purchased equipment for $15,377 in exchange for a note.  The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly.  The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $4,875 at June 30, 2010.  Of this amount $4,503 is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $9,765 at June 30, 2010.

In August 2009, the Company purchased equipment for $9,000 by paying $2,000 in cash and signing a note for the remaining $7,000.  The note has a term of fourteen months, bears interest at 4.00% annually and stipulates that payments of $513 are to be made monthly.  The outstanding balance on this note payable was $1,020 at June 30, 2010, all of which is payable within twelve months.  The purchased equipment which serves as collateral for this note payable had a carrying amount of $7,884 at June 30, 2010.

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”).  The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note.  The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable.  The note has a term of nine months, bears interest at 11.25% annually and stipulates that payments of $1,855 be made monthly.   The outstanding balance on this note payable was $3,649 at June 30, 2010, all of which is payable within twelve months.  See Note 3.

NOTE 9: SALE OF LODE CLAIM

During the three-month period ended March 31, 2010 the Company received a $10,000 earnest money deposit related to the ultimate sale to an unrelated party of its North Osburn claims in the Silver Valley for a total of $175,000.  This deposit was presented on the Company’s Consolidated Balance Sheet under the caption “Earnest Money Deposit” at March 31, 2010.

During the three-month period ended June 30, 2010, the Company received the remaining $165,000 related to the sale of these claims.  Since the Company had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds of $175,000 were accounted for as gain and presented under the caption “net gain on the sale of lode claim” on the Company’s Consolidated Statements of Operations.

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

During the three-month period ended June 30, 2010, the Company issued 1,250,000 to four of its directors in exchange for services valued at $200,000.

During the three-month period ended June 30, 2010, the Company issued 50,000 for the leasing of a mining property valued at $9,000.

During the nine-month period ended June 30, 2010, the Company issued 7,051,550 shares of common stock to eighteen investors for a total of $705,155 in cash, $1,000 of which was received subsequent to June 30, 2010.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 3,511,550 expire on March 20, 2012.

NOTE 11:  TREASURY STOCK

The Company held 818,986 and 963,986 shares of treasury stock at June 30, 2010 and September 30, 2009, respectively.

During the three-month period ended December 31 , 2009, the Company issued 145,000 treasury shares in exchange for consulting services valued at $26,100.  The treasury shares had a cost of $0.32 per share.

NOTE 12:  WARRANTS

During the nine-month period ended June 30, 2010, the Company issued 7,051,550 warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,051,550 shares in private placements.  The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 3,511,550 expire on March 20, 2012.

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

Chester Mining Company Lease Cancellation

During 2004, the Company entered into a 25-year lease agreement for a mining property in Bonner County.  Yearly lease payments on the property were 100,000 shares of common stock.  On August 27, 2008, the Company amended this lease agreement (the “Amended Lease”).  The Amended Lease included a provision that changed the number of shares to be payable each year to 50,000 from 100,000.

In April 2010, the Company cancelled the lease agreement and, under the terms of the agreement, paid to the lessor 50,000 shares of its common stock (valued at $9,000) and a royalty fee $259.

Civil Action Filed

On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against the Company in the United States District Court for the District of Idaho.  The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho.  The Company and the EPA have reached an agreement whereby the Company will pay $50,000 and will not to conduct activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action.  Accordingly, the Company has recorded a $50,000 liability related to this suit.

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

Plan of Operation

Effective September 30, 2008, we completed the refurbishment of the mill at our Lakeview property.  The total capitalized cost of this refurbishment was $499,681 which began depreciating on October 1, 2008.  Our primary plan of operations includes raising sufficient capital to restart operations at our Lakeview property.  Due to the high costs of operating during the winter, we suspended operations at our Lakeview property.  We began processing stockpiled ore at the Lakeview property in June 2010.

Also, we recently entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  We believe this agreement demonstrates our ability to generate revenue from our operations at our Lakeview property.  In fact, we generated revenues of $14,000 from the sale of concentrate to the smelter.  Our long-term goal is to mine and mill both silver and gold.

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

Work at the Rescue Mine resumed in June, 2010.  The first priority has been to finish upgrading and renovating the mill.  Once this mill work is completed, the mill will be started up and test runs on stockpiled ore will be conducted.  The 200 level portal is scheduled to be reopened so that mine development can resume.  This work will require some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal should be accomplished this summer.  This new decline portal will provide access to unmined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation drift for the mine ventilation system.  At this time we are setting up to complete a seven-hole drilling program to establish our plan of operation.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $2,135,920 from inception through June 30, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three and Nine-Month Periods Ended June 30, 2010 and 2009:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine-month periods ended June 30, 2010, compared with the same periods in the prior year.  These tables are provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change

Revenues	$ 14,000	$ -	$ 14,000	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	14,000	-	14,000	0.0%
General and administrative	291,257	255,096	36,161	14.2%
Professional fees	18,321	91,935	(73,614)	-80.1%
Depreciation	44,376	30,228	14,148	46.8%
Mining and exploration expenses	19,292	10,272	9,020	87.8%
Net gain on sale of load claim	(175,000)	-	(175,000)	0.0%
Total Operating Expenses	198,246	387,531	(189,285)	-48.8%
Loss from Operations	(184,246)	(387,531)	203,285	-52.5%
Other Income (Expense)
Net gain (loss) on sale of securities	-	160	(160)	-100.0%
Dividend and interest income	18,233	28,053	(9,820)	-35.0%
Interest expense	(488)	(464)	(24)	5.2%
Other income (expense)	-	(50,000)	50,000	-100.0%
Total Other Income (Expense)	17,745	(22,251)	39,996	-179.7%
Net (Loss) Income	$ (166,501)	$ (409,782)	$ 243,281	-59.4%

	Nine-Month Period Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change

Revenues	$ 14,000	$ -	$ 14,000	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	14,000	-	14,000	0.0%
General and administrative	592,081	792,869	(200,788)	-25.3%
Professional fees	89,138	240,584	(151,446)	-62.9%
Depreciation	133,234	87,836	45,398	51.7%
Mining and exploration expenses	22,400	168,994	(146,594)	-86.7%
Net gain on sale of load claim	(175,000)	-	(175,000)	0.0%
Total Operating Expenses	661,853	1,290,283	(628,430)	-48.7%
Loss from Operations	(647,853)	(1,290,283)	642,430	-49.8%
Other Income (Expense)
Net gain (loss) on sale of securities	(589)	(844)	255	-30.2%
Dividend and interest income	54,876	93,097	(38,221)	-41.1%
Interest expense	(1,461)	(1,834)	373	-20.3%
Other income (expense)	142	(43,419)	43,561	-100.3%
Total Other Income (Expense)	52,968	47,000	5,968	12.7%
Net (Loss) Income	$ (594,885)	$ (1,243,283)	$ 648,398	-52.2%

Overview of Operating Results

The decrease in the net loss during the three- and nine-month periods ended June 30, 2010, compared with the same periods last year was primarily due to decreases in virtually all administrative expenses.  We reduced expenditures in the near term to align our operations with our sources of capital.  This action primarily included the temporary cessation of operations at our Lakeview property, the temporary laying off of all employees starting in the month of March 2010 and across-the-board reductions in non-essential expenditures.   During the three-month period ended June 30, 2010, we resumed limited operations at our Lakeview property, re-hired seven employees and generated revenue of $14,000 from the sale of concentrate.

In June 2010, we sold our North Osburn claims in the Silver Valley to an unrelated party for a total of $175,000, $10,000 of which had been received in the previous quarter.  Since we had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds were accounted for as gain on the sale of lode claim.

Operating Expenses

The decrease in operating expenses between both the three- and nine-month periods ended June 30, 2010 was primarily due the sale of our North Osburn claims for $175,000 and decreased payroll expenses.  Starting in March 2010, we temporarily laid off all of our employees.  Beginning in May 2010, we re-hired seven employees.

Also contributing to the decrease in operating expenses during the nine-month period ended June 30, 2010, were decreased exploration expenses. In the prior year’s nine-month period we incurred $140,527 in drilling expenses on our Lakeview property compared with none during the current nine-month period.

Partially offsetting these positive impacts for both the three- and nine-month periods was the issuance of 1,250,000 common shares to four directors in exchange for services valued at $200,000.

Other Income (Expenses)

The increase in other income (expense) during the three- and nine-month periods ended June 30, 2010 compared to the same periods last year was primarily due to a $50,000 discount for early payment on a note receivable granted to Orca Minerals Limited during last year’s third quarter.

Partially offsetting this positive impact during both the three- and nine-month periods was our having three additional interest bearing notes receivable during most of the prior year’s nine-month period.  At varying times since the first quarter of 2009, these three notes have been settled in exchange for various assets.

Overview of Financial Position

At June 30, 2010, we had cash of $352,308 and current liabilities of $156,310.  During the first nine months of fiscal 2010, we received proceeds of $704,155 and a receivable of $1,000 from the sale of 7,051,550 shares of our $0.10 par value common stock.  These proceeds will be used primarily to gradually increase operations.

Property, Plant and Equipment

At June 30, 2010, property, plant and equipment before accumulated depreciation totaled $3,423,979, an increase of $37,709 from $3,386,270 at September 30, 2009.  The increase related primarily to land improvements and equipment purchases at its Rescue Gold Mine.

Investments

Our investment portfolio at June 30, 2010, was $157,048, a decrease of $109,890 from the September 30, 2009, balance of $266,938.  This decrease was primarily due to falling share prices of the investments in our portfolio and, to a lesser extent, the sale of 250,000 shares of common stock and 1,682 ounces of silver since the beginning of this fiscal year.

Stockholders’ Equity

Our total stockholders’ equity was $5,996,351 at June 30, 2010, an increase of $281,554 from $5,714,797 at September 30, 2009.  The increase in total stockholders’ equity was primarily due the issuance of 7,051,550 shares of our common stock to eighteen investors which raised a total of $705,155.  Partially offsetting this positive impact was a net loss of $659,601 incurred during the nine-month period ended June 30, 2010.

Liquidity and Capital Resources

Operating Activities

During the nine-month period ended June 30, 2010, our operating activities used $535,017 and used $1,225,942 during the comparable period last year.  This improvement was primarily the result of the realization of a net loss of $594,885 during the recent nine-month period compared to a net loss of $1,243,283 realized last year.  The reduction in net loss between the two periods was primarily due to the reduction of activities at our properties during the most recent nine-month period.

Investing Activities

During the nine-month period ended June 30, 2010, our investing activities provided $181,876 and used $288,256 during the same period last year.  This improvement was primarily the result of $215,282 spent on fixed assets during the nine-month period ended June 30, 2009, compared to only $37,709 during the recent nine-month period.  Also contributing to the improvement was the sale of our North Osburn claims in the Silver Valley to an unrelated party for a total of $175,000.

Financing Activities

During the nine-month period ended June 30, 2010, our financing activities provided $681,883 and used $43,033 during the same period last year.  This was primarily due to net proceeds of $704,155 received from the issuance of common stock during the nine-month period this year, compared with none during the prior year’s nine-month period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2010, the Company sold 3,201,550 shares of common stock at a price per share of $0.10 to six accredited investors for gross proceeds of $320,155.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share expire on March 20, 2012.   This sale was made under the exemption from registration provided by Regulation D, Rule 506.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

August 5, 2010	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

August 5, 2010	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer and Principal Financial Officer