Form 10-K
period 2010-09-30
SHOSHONE SILVER MINING CO INC
filed 2010-12-27
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number 000-31184

SHOSHONE SILVER MINING COMPANY
(Name of registrant in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

3714 W Industrial Loop., Coeur d’Alene, ID	83815
(Address of principal executive offices)	(Zip Code

Issuer’s telephone number: (208) 664-0620

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
Yes  [X]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2010, the last business day of the registrant’s most recently completed second quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $6,130,656.

There were 43,175,037 shares of the registrant’s $0.10 par value common stock outstanding on December 20, 2010.

FORM 10-K
For the Fiscal Year Ended September 30, 2010

TABLE OF CONTENTS

Page #

PART I

ITEM 1. BUSINESS

As used in this registration statement, "Shoshone Mining," "Shoshone," "our Company," "the Company,” "we," and "our" refer to Shoshone Silver Mining Company.

Overview

Shoshone Silver Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969. We subsequently changed our name to Shoshone Silver Mining Company on January 22. 1970.  Shoshone was formed to explore, develop and produce precious metals with a focus on northern Idaho and Canada.  In the late 1990's, we were unable to productively utilize our Lakeview (Idaho) property and we elected to expand our exploration activities throughout Idaho and also increasingly in other western states and Mexico.

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified and commenced prospecting efforts in several areas in Idaho, Montana and Arizona. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production.  The limited revenues we are reporting is from the processing of previously stockpiled mineralized material.

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview & Keep Cool		780	15	24
Millsite		13
Drumheller		111	6
Auxer		40	-	2
Talache		40	-	2
Subtotal		984	21	28

Silver Valley	Shoshone County, Idaho
Shoshone		96	5	-
Bullion		138	7	-
Camp Project		630	35
Subtotal		864	47	-

Central Idaho
Rescue		1,720	-	84
Iola		70	5	-
Silver King		174	12	-
Kimberly		480	-	24
Subtotal		2,444	17	108

North Idaho	Boundary County, Idaho
Montgomery		500	-	25
Regal		80	-	4
		580	-	29

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16

Arizona Gold	Arizona
Western Gold	Mohave County	240	-	13
Gold Road	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32

Washington
Shaft Claims		380	-	19

Mexico Properties	Mexico
Other Mexican Properties	State of Sonora, Mexico	N/A	N/A	N/A

Idaho Lakeview District Holdings

We have a group of patented and unpatented properties located in Bonner County near the Shoshone milling facility commonly referred to as the Idaho Lakeview District Properties.  This group includes the Idaho Lakeview, Weber, Keep Cool, Auxer and Talache properties.

Conjecture

During 2004, we entered into a 25-year lease agreement for 6 unpatented lode mining claims and 6 patented lode mining claims in Bonner County.  Yearly lease payments on the property were 100,000 shares of common stock. In April 2010, we cancelled the lease agreement and, under the terms of the agreement, paid to the lessor 50,000 shares of our common stock (valued at $9,000) and a royalty fee $259.

Details of the original lease agreement may be found in the exhibit 10.2 which was filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on August 3, 2006.

Idaho Lakeview, Keep Cool and Weber

The Idaho Lakeview, Weber and Keep Cool groups are located contiguously around an area of Bonner County near our Idaho Lakeview Mill.

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

A map of the Idaho Lakeview, Keep Cool and Weber properties is contained in Exhibit 99.1 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Idaho Lakeview and Keep Cool Groups comprise 9 patented and 14 unpatented lode mining claims.  The Weber Group is comprised of 6 patented and 10 unpatented lode mining claims. The Idaho Lakeview Millsite consists of a mill and water treatment facility on 12.5 patented acres.

In order to retain title to the Idaho Lakeview, Weber and Keep Cool, we must pay annually assessed property taxes to Bonner County, Idaho on the 15 patented claims within the group and annual Bureau of Land Management Maintenance Fees totaling $3,360 ($140 per claim, for the 24 unpatented claims)

Geology:

These properties lie within the Lakeview Mining District. The Lakeview mining district is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft.

The property currently is without known reserves.

Exploration History:

Initial discoveries of mineralization in the Lakeview District were made in 1888 near the site of the Weber Mine. Additional discoveries were made throughout the Pend Oreille Lake region and the Lakeview District was at that time included in the Pend Oreille Mining district, and early production records are unknown.

In 1924, the Venezwela Group of claims was taken over by the Hewer Mining Company and became what is now known as the Lakeview Mine. An internal shaft was eventually sunk to the 1,400 ft level and between 1923 and 1943 the Lakeview mine produced 24,500 tons of ore.

In 1962, Sunshine Mining Company signed an agreement with Idaho Lakeview Mines, the successor to Hewer Mining Company, and acquired a 50% interest in the Keep Cool and Idaho Lakeview mines. The combined properties became the Lakeview Consolidated Silver Mines, Inc.

Sunshine, in order to maintain its interest, conducted assessment work on the properties, including surface excavations, drill holes and underground work.

In 1978, a bulldozer trenching discovered another surface zone of mineralization 2,000 ft northeast of the Weber Pit. It exposed a vein 10-12 ft wide and 135 ft long. This vein was mined during the early 1980’s.

In 1987, we rehabilitated the Keep Cool Mine, and drove 200 ft of new workings towards a vein drilled by Sunshine Mining Company in 1970.

A limited amount of material was removed from the Weber Pit in the late 1970’s, early 1980’s. Exact quantities are unknown.

We conducted exploration drilling from the surface in 2008

Development Activities:

In 2008, we completed the refurbishment of the Lakeview Mill.  This refurbishment included repairs and updates to the existing equipment and electrical infrastructure and installation of a new water management system.  The mill has since been processing previously mined and stockpiled mineralized material.  Concentrates from milling activities are being stored at the mill facility.  During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  To date, from our test runs, we have generated revenues of $20,111 from the sale of concentrate to the smelter.

Exploration and Development Plans:

During 2008, we conducted trenching and sampling on a portion of the Weber Shear between the Weber and Keep Cool Mines.  Also, during 2008, we conducted exploration drilling from the surface over a portion of the properties.

Production Plans:

We will continue milling previously mined and stockpiled mineralized materials in 2010 when snow no longer makes the roads impassable.  Additionally, Shoshone plans to engage in limited surface mining in the Weber shear as it extends from the Weber to the Keep Cool on its patented ground provided initial drilling substantiates the continued mineralization of the shear at or near the surface.

Mineralized material that may be obtained from this mining activity will be processed at the Lakeview Mill. We will be stockpiling concentrates from milling at its facilities until a sufficient quantity of concentrates are held to make shipping and smelting economically advantageous.  Planned production activities will continue while roads are passable by heavy equipment.

Impairment:

During 2006, we paid fees to make improvements to the land to be more accessible as well as usable.  The total amount of $68,472 was capitalized.

We believe that, when compared to the market value of the property, the deferred costs of $334,690 have not suffered impairment. Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

Drumheller Group

We own 6 patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on a extension of the Hewer vein.  We issued 109,141 shares of its common stock to acquire these claims in February 1984.

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

A map showing the Auxer Property may be found in Exhibit 99.3 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The area covered by the Auxer claims is under Bureau of Land Management (BLM) jurisdiction.  The Auxer property consists of 2 contiguous unpatented mining claims covering 40 acres.  Title to the property is maintained by annual payment of BLM Maintenance Fees of $280.  We have not made improvements to the property.

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

In September 2003, we acquired the property from Ashington Mining Company for $7,500.

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

Impairment:

e believe that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

Talache Group

Location and Access:

The Talache silver-gold property is located in Bonner County, in Sections 1 and 6, Township 55 North, Range 1 West.  These holdings are located approximately 1 mile northwest of Talache Landing, and 12 miles southeast of Sandpoint, via U.S. Highway 95 and Mirror Lake Road.  The current status of electric and water supply to the property are unknown.

A map showing the Talache Group may be found in Exhibit 99.4 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The property consists of 2 unpatented mining claims covering 40 acres of Bureau of Land Management (BLM) land.    Title to the property is maintained by annual payment of BLM Maintenance Fees of $280. We have not improved the property.

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

In 2003, we acquired the property from Ashington for $22,500.

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

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

Silver Valley Holdings

Shoshone has three holdings in Idaho’s Silver Valley: the Shoshone, Bullion and North Osburn Groups.

Shoshone Group

We have a group of patented lode claims commonly referred to as the Shoshone Group located contiguously around an area within the St. Joe Mining District in Shoshone County, Idaho.

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

A map showing the Shoshone Group may be found in Exhibit 99.2 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 96 acres in the St. Joe Mining District.  Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho.  During 2010, we paid $61 in property taxes on this property.  We have not made improvements to the property.

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

Bear Creek Mining Company leased the Shoshone Group in 1981.  We conducted surface geological and geo-chemical surveying.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

There are currently no plans to conduct exploration on our Shoshone properties.

Impairment:

The deferred costs of this property totaled $17,500, which was written-off in prior years as an exploration expense.

Bullion Group

We have a group of patented properties commonly referred to as the Bullion Group located contiguously within the St. Joe Mining District in eastern Shoshone County, Idaho.

Location and Access:

The claims are in Sections 20 and 21 of Township 47 North, Range 6 East. From the city of Coeur d'Alene, Idaho, travel approximately 50 miles east on Interstate 90, to Exit # 1 (TAFT Exit). Turn onto USFS Road 507, following it for 7 miles.  The Bullion Group is accessed by newly cut logging roads from USFS Road 507.  Current electrical and water supplies are unknown.

A map showing the Bullion Group may be found in Exhibit 99.2 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 138 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho.  During 2010, we paid $100 in property taxes on this property.  We have not made improvements to the property.

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

This lease agreement may be found in Exhibit 10.4 which was filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on December 4, 2006.

Bear Creek Mining Company leased the Bullion Group in 1981.  We conducted surface geological and geo-chemical surveying.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

There are no plans to conduct exploration on the Shoshone’s Bullion Group until a due diligence study is completed.

Impairment:

This property was acquired as part of a settlement of a promissory note owed to us.  The cost of the property was included as an exploration expense in a prior year.

Camp Project

We have leased from Merger Mines Corporation a group of patented properties commonly referred to as the Camp Project situated in the center of the “silver belt” of the Coeur d’Alene Mining District located in Shoshone County, Idaho.  The Camp Project claims lie west of the Coeur and Galena Mines and east of the Sunshine Mine.  The 15 year lease was obtained on December 14, 2009 for consideration of Shoshone common stock, a net smelter return, and annual advance royalty payments.  A copy of the lease may be found in Exhibit 10.10.

Location and Access:

The Camp Project claim group is located in Shoshone County, Idaho in portions of sections 23, 24, 25, 26, Township 48 North, Range 3 East, Boise Meridian.  East from Coeur d’Alene 43.4 miles on I-90 to the Osburn, Idaho exit #57.  Turn right off the exit #57 ramp and proceed south approx. 0.02 miles to Yellowstone Ave.  Turn right on Yellowstone Ave. and proceed approx. 1.75 miles to Terror Gulch Road.   Turn left (south) on Terror Gulch Road approx. 0.02 miles, cross the railroad tracks and then proceed on approx. 0.03 miles to Mining Road.  Follow Mining Road approx. 1 mile south to the location of the Camp Project Claims.

A map showing the Camp Project claim group may be found in Exhibit 99.16.

Land Status:

The Camp Project group consists of 35 patented lode claims totaling 630 acres in the Coeur d’Alene Mining District.

Geology:

Geology of the Camp Project group of claims is similar to that of the Silver Summit (ConSil) portion of the Sunshine Mine.  Prominent fault structures that have hosted millions of ounces of silver productions elsewhere, such as the Polaris fault, the Silver Summit vein fault and the Chester fault all trend through the Camp Project claims area.  The north limb of the Big Creek anticline, which hosts some of the major silver deposits in the district, also trends through the Camp Project area.  Results of 13,200 feet of exploration geophysics performed during 2005 indicate a high chargeability/low-resistivity anomaly indicative of sulfide mineralization.  This anomaly extended from near the surface to the maximum sensitivity of the test instrumentation in a generally east-west orientation and appears to increase in depth to the east.  The Silver Summit, Chester, Wire Silver, “D”, and Chester-Polaris “Hook” Veins all originate in or extend into the Camp Project claims at depth.

Exploration History:

The claims have received little exploration work, even though numerous mineralized structures originate in or strike through the area.  A future exploration program will include geochemical sampling, expansion of geophysics and/or surface diamond drilling.

North Osburn Group

We owned a group of 15 unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.  During fiscal 2010, we entered into the sale of these claims to an unrelated party.  Since we had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds were accounted for as gain and presented under the caption “net gain on the sale of lode claim” on our Consolidated Statements of Operations.

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

A map of the Rescue Gold Mine is contained in Exhibit 99.14 which was filed as an exhibit to our Annual Report on Form 10-K filed with the Commission on January 10, 2010, File No.000-31184.

Land Status:

We hold 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho.  There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  There is a 43-101 Report which was completed in 2008.

Exploration and Development plans

During 2009, we conducted certain exploration activities before temporarily suspending work at this site.  Work at the Rescue Mine resumed in June, 2010.  The first priority has been to finish upgrading and renovating the mill.  Once this mill work is completed, the mill will be started up and test runs on stockpiled ore will be conducted.  The 200 level portal is scheduled to be reopened so that mine development can resume.  This work will require some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal should be accomplished this summer.  This new decline portal will provide access to unmined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation drift for the mine ventilation system.  At this time we are setting up to complete a seven-hole drilling program to establish our plan of operation.

Electrical work, which included installation of electrical panels, lights and power outlets, was completed in the large staging building, which was erected next to the Rescue Mill portal last summer to service operations in the Rescue Mine.  The new building is now fully MSHA compliant.  Additionally, a diesel generator was installed to provide power to the Rescue Mine as part of Shoshone’s ongoing preparations to bring the Rescue Mine and mill back into productions.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $757,531 have not suffered impairment.  Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

Iola Claims

We lease 5 patented mining claims in central Idaho covering 70 acres.  A map of the Iola Claims are contained in Exhibit 99.14 which was filed as an exhibit to our Annual Report on Form 10-K filed with the Commission on January 10, 2010, File No.000-31184.

Silver King Claims

We lease 12 patented mining claims in central Idaho covering 174 acres.  A map of the Silver King Claims are contained in Exhibit 99.14 which was filed as an exhibit to our Annual Report on Form 10-K filed with the Commission on January 10, 2010, File No.000-31184.

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

A map of the Kimberly Gold Mine is contained in Exhibit 99.14 which was filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on January 10, 2010, File No.000-31184.

Land Status:

We hold 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.  There is a 43-101 Report which was completed in 2008.

Geology:

The gold bearing quartz veins in the mine area are hosted in a large monzonite intrusive known as the Idaho Batholith.  The quartz monzonite is typically medium grained and light grey with quartz, feldspar and biotite as the predonimnate minerals.

Exploration History:

Gold mineralization was discovered on the Kimberly property in 1900 by George Conners and W.A. Scott.  In 1940 a 50 ton per day mill was constructed.  The mines produced until 1941 when the War Production Board Limitation Order L-208 closed the mine.  Between 1955 and 1958 the mill was expanded to 100 tons per day.  By 1964 there were 8,798 feet of underground workings on the property.  Limited surface  and underground diamond drilling has been conducted in recent years.

Exploration and Development Plans:

Outcrops, old trenches and other indications of the vein need to be cleaned out, sampled, surveyed and mapped.  A surface diamond drill program should be undertaken to probe the depth and extent of known ore shoots.  Rehabilitation of old underground workings must be done to provide access to the vein to allow for sampling along strike.  Test mining is needed to determine a mining method, ore dilution, ground support, cut off grade and to provide bulk samples for milling tests.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $927,595 have not suffered impairment.  Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

North Idaho Holdings

We have two holdings in Boundary County, Idaho:  the Regal and Montgomery Mines.

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

A map showing the Regal Mine may be found in Exhibit 99.5 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Regal property consists of 4 contiguous unpatented mining claims that cover 80 acres of BLM property in the Moyie-Yaak Mining District, Boundary County, Idaho.  Title to the property is maintained by annual payment of BLM Maintenance Fees of $560.  We have made no improvements to the property, and the state of historic underground workings is unknown.

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

We acquired the claims in 2003 for $15,000.

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

Impairment:

We believe that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at September 30, 2010, we did not consider a write-down to the carrying cost necessary.

Montgomery Mine Group

We control unpatented claims that cover and surround the Montgomery Mine near Copeland in Boundary County, Idaho.

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

A map showing the Montgomery Mine may be found in Exhibit 99.7 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

Montgomery Mine claim group consists of 25 unpatented lode claims covering 500 acres of BLM land. The claims are located on the southwest slope of Hall Mountain with approximately 1,800 feet of relief in the claim group.  No additional claims are staked in the area.  The claims are maintained by annual payment of BLM Maintenance Fees of $3,500. We have not made improvements to the property.   Commercial power is available on County Road 49.  Water access is unknown.

Geology:

The property is polymetallic in nature.  There are two types of mineralization present.  There is a low-grade, high volume copper, nickel, platinum group elements mineralization present in the basic sills, and a high-grade, low volume polymetallic (copper, lead, gold and silver) vein running through the sill.

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

In the past, this property has been explored by diamond drilling, IP (induced polarization) testing, and with a magnetometer study.  The results of these past tests will form the blueprint for further exploration.

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

Montana Holdings

We have two property groups in Montana:  the Stillwater Extension Claims and the Princeton Gulch Group.

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

A map showing the Stillwater Extension Claims may be found in Exhibit 99.6 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

In 2003, we purchased the Stillwater Claims for $15,000.  The claims are maintained by annual payment of BLM Maintenance Fees of $1,400. We have made no improvements to the property.  Power and water status are unknown.

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

Exploration Plans:

We plan to conduct an evaluation program including geologic mapping, rock chip and soil geochemical surveys, and interpretation of public domain geophysical data.  The program will be conducted to determine the suitability of a joint venture partner.  No timetable for exploration has been set and costs for the recommended evaluation program have not been determined.

Impairment:

The deferred costs of $15,000 were included in exploration expenses in a prior year.

Princeton Gulch Group

We control unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana.

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

A map showing the Princeton Gulch Group may be found in Exhibit 99.10 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

This claim group consists of 4 unpatented placer claims covering 80 acres and 2 unpatented load claims covering 40 acres, for a total of 120 acres.  The claims are maintained by annual payment of BLM Maintenance Fees of $840.  We have not improved the property.  Electrical status is unknown.  Water is available via streams running through the property.  Three holding/settling ponds, approved by the State of Montana as harmless to Bull Trout found in the area, have been constructed.

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

Impairment:

The acquisition costs of $13,000 were included in the exploration expenses in a prior year.

Arizona Gold Holdings

We hold two claim groups in the Oatman Mining District:  the Western Gold and Gold Road Claims along with the Cerro Colorado Group in Pima County, AZ.

Western Gold Claims

The Western Gold property consists of 13 unpatented lode claims covering 240 acres within the Oatman Mining District of Mohave County, Arizona.

Location and Access:

The Western Gold claims are located approximately 1 mile West of Gold Road Mine & 1 mile North of United Western Mine.

A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The Oatman District lies on the western flank of the Black Mountains, a fault-bounded tertiary volcanic series.  In 2003, we acquired the Western Gold Claims for $15,000.  The claims are maintained by annual payment of BLM Maintenance Fees of $1,820. We have made no improvements to the property.  Power and water sources are unknown.

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

A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

In 2003, we acquired the Arizona Claims for $1,500.  The claims are maintained by annual payment of BLM Maintenance Fees of $2,240. We have not improved the property.  Power and water sources are unknown.

Geology:

The KO group follows the easterly trend of the Mallory Fault line and covers the down dip extension of the Kokomo vein.  The TS group follows the southeasterly extension of the Gold Ore Vein.

The property is currently without known reserves and the proposed program is exploratory in nature.

Exploration Plans:

We anticipate developing exploration plans in fiscal 2011.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in a prior year.

Cerro Colorado Group

We control 3 unpatented claims covering 60 acres in the Cerro Colorado Mining District 35 miles southwest of Tucson, Arizona.

Location and Access:

From Tucson take I-19 south towards Nogales approximately 33 miles to Exit 48. The claim group is 15 miles west on Arivaca Rd from Exit 48.  The claims are in Section 22, Township 20S, Range 10E. A geographic reference point for the claims is 31°39'32"North, 111°16'19"West.

A map of the property may be found in Exhibit 99.11 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

The claim group is located in the Cerro Colorado mining district in the Cerro Colorado Mountains of Southwest Arizona.   The claims are maintained by annual payment of BLM Maintenance Fees of $420.  We have not improved the property.  Power and water sources are unknown.

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

Washington Holdings

We control 19 unpatented mining claims covering 380 acres in the heart of the Wenatchee Gold Belt located in central Washington.

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

A map showing the Shaft Claims is contained in Exhibit 99.15 which was filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on January 10, 2010, File No.000-31184.

Land Status:

We hold 19 unpatented mining claims covering 380 acres in central Washington.   The claims are located within the heart of the Wenatchee Gold Belt.  We have not improved the property.  Power and water sources are unknown.

Mexico Properties

Other Mexican Exploration Properties

We have an interest in several other Mexican exploration projects which we do not currently consider to be material.

La Vibora

La Vibora is a gold-silver prospect in which Shoshone acquired a 25% interest in the property in the year 2000. No exploration has been conducted on the property since our acquisition. The property is located seven miles west of Mexican Highway 17, approximately 22 miles south of the city of Esquida.  We have made no improvements to the property.  Power and water status is unknown.

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

Exploration Plans:

We currently have no exploration plans for La Vibora.

The La Morena Placer

The property is located adjacent to the La Vibora prospect south of the city of Esquida in the State of Sonora. The property is a gold silver placer deposit. There has been no systematic exploration of the La Morena Placer. Shoshone acquired a 25% interest in the property in 2000.  We have not made improvements to the property.  Power and water supplies are unknown.

Exploration History:

Distal from the La Vibora property is the La Morena Placer.  This property has had limited auger and assaying returning average grades of 0.03 oz/t gold.  No resource estimate has been completed and the property is currently without known reserves.

Exploration Plans:

We currently have no exploration plans for La Morena Placer.

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

EMPLOYEES

At September 30, 2010, we had 10 employees, four of whom are both officers and directors.

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

ITEM 2.  PROPERTIES

Our interests in its exploration properties are described in Item 1.

We own a 50% unencumbered interest in a commercial office building in Coeur d’Alene, Idaho.  This building contains our executive offices and is located at 3714 W Industrial Loop, Coeur d’Alene, ID, 83815. Our telephone number is (208) 664-0620.

We placed into service our refurbished Lakeview Mill on October 1, 2008. Our Lakeview Mill is an on-site, 100 tons, expandable to 350 tons per day, flotation mill that we currently use to produce concentrates from stockpiled ore.  This property is owned without encumbrance.

We own a mill at our Rescue Mine which we purchased from Kimberly Gold Mines, Inc. on March 12, 2009. We are currently in the process of refurbishing this mill which we expect to complete by July 2011 at a total cost of $$10,000.  We estimate that this refurbished mill will have a capacity of 120 tons per day. This property is owned without encumbrance.

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

On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against us in the United States District Court for the District of Idaho.  The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho.  We and the EPA have reached an agreement whereby we must pay $50,000 and will not to conduct activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action.  On August 4, 2010, we paid this liability in full.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Lex Smith	58	President and Director
Carol Stephan	69	Secretary and Chairman of the Board
Melanie Farrand	55	Treasurer and Director
Don Rolfe	73	Vice President and Director
Edward Lehman	53	Director

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

Don Rolfe brings a wealth of knowledge and experience with him.  Don is a graduate of the Montana School of Mines, and a seasoned mine engineer with over 30 years of industry management experience.  He has extensive experience with a variety of minerals; including silver, gold, bentonite clay, phosphate, uranium and tungsten, built during his tenure with some of the leading US mining companies, including Anaconda, Hecla, Union Carbide, Homestake, and most recently served as President and Director of Kimberly Gold Mines, Inc.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the OTC Pink Sheets operated by the National Association of Securities Dealers, Inc. (NASD) under the trading symbol SHSH.OB.   Summary trading by quarter for fiscal 2010 and 2009 are as follows:

Fiscal Quarter	High (a)	Low (a)

2010
Fourth Quarter	$0.15	$0.08
Third Quarter	$0.18	$0.11
Second Quarter	$0.20	$0.13
First Quarter	$0.24	$0.13

2009
Fourth Quarter	$0.18	$0.08
Third Quarter	$0.12	$0.07
Second Quarter	$0.15	$0.05
First Quarter	$0.18	$0.04

(a) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2010, we had approximately 1,649 holders of record of our common stock.

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  To date, from our test runs we have generated revenues of $20,111 from the sale of concentrate to the smelter.  Our long-term goal is to mine and mill both silver and gold at our Lakeview property.

Rescue Mine Property

Work at the Rescue Mine resumed in June 2010 after a temporary cessation for inclement weather.  Our first priority has been the upgrading and renovating the mill.  Once this work is completed, test runs on stockpiled ore will be conducted.

Mine development will require some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal will be accomplished next summer.  This new decline portal will provide access to un-mined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation.  At this time, we are setting up to complete a seven-hole drilling program to establish a more detailed plan of operation.

Electrical work, which included installation of electrical panels, lights and power outlets, was completed in the large staging building, which was erected next to the Rescue Mill portal last summer to service operations in the Rescue Mine.   The new building is fully MSHA compliant.  Additionally, a diesel generator was installed to provide power to the Rescue Mine as part of our ongoing preparations to bring the Rescue Mine and mill back into productions.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we have limited cash and limited revenues and incurred an accumulated deficit of $2,583,524 from inception through September 30, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Historically, we have generally funded our operations with proceeds from the sale of marketable securities, royalty and option agreement payments, and from the sale of our common stock.  Should we be unable to raise capital through any of these avenues, our business, financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to our ability to continue as a going concern remains as of the date of these financial statements.

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

Comparison of fiscal 2010 to fiscal 2009:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2010 as compared to fiscal 2009.  This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2010	2009	$ Change	% Change

Revenues	$20,111	$-	$20,111	100.0%
Cost of Revenues	-	-	-	100.0%
Gross Profit	20,111	-	20,111	100.0%
General and administrative	536,656	491,324	45,332	9.2%
Professional fees	123,445	286,369	(162,924)	-56.9%
Depreciation	178,804	130,743	48,061	36.8%
Mining and exploration expenses	542,724	841,519	(298,795)	-35.5%
Net gain on sale of load claim	(175,000)	-	(175,000)	100.0%
Total Operating Expenses	1,206,629	1,749,955	(543,326)	-31.0%
Loss from Operations	(1,186,518)	(1,749,955)	563,437	-32.2%
Other Income (Expense)
Dividend and interest income	73,467	115,022	(41,555)	-36.1%
Gain on sale of fixed asset	5,000	-	5,000	100.0%
Interest expense	(4,242)	(2,398)	(1,844)	76.9%
Net gain (loss) on sale of securities	1,036	2,225	(1,189)	-53.4%
Other income (expense)	142	(43,391)	43,533	-100.3%
Other-than-temporary impairment of investments	(47,800)	(101,479)	53,679	-52.9%
Bad debt recovery	47,008	-	47,008	100.0%
Cancellation of debt income	69,418	-	69,418	100.0%
Total Other Income (Expense)	144,029	(30,021)	57,624	-191.9%
Net (Loss) Income	$(1,042,489)	$(1,779,976)	$737,487	-41.4%

Overview of Operating Results

The decrease in net loss in fiscal 2010 was primarily due to decreases in virtually all administrative expenses.  Also contributing to the decrease in net loss in fiscal 2010 was the sale of a lode claim, a significant reduction in legal fees and the recovery of a previously allowed for receivable.  Partially, offsetting these positive impacts on fiscal 2010 was the issuance of common stock to directors valued at $200,000.

Also, during fiscal 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During fiscal 2010 we generated revenues of $20,111 from the sale of concentrate to the smelter.  We expect that revenues from this source will be limited in the near term due to the continuing depletion of our stockpiled ore reserves.

Operating Expenses

Operating expenses decreased in fiscal 2010 as we reduced expenditures to align our operations with our sources of capital.  This action primarily included the temporary cessation of operations at our Lakeview property, the temporary laying off of all employees starting in the month of March 2010 and across-the-board reductions in non-essential expenditures.   In June 2010, we resumed limited operations at our Lakeview property and re-hired seven employees.  Going forward we expect our administrative expenses to remain near fiscal 2010 levels.

In June 2010, we sold our North Osburn claims in the Silver Valley to an unrelated party for $175,000.  Since we had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds were accounted for as gain on the sale of lode claim and was recorded as a component of operating expenses.

Also contributing to the decrease in operating expenses was a reduction of over $150,000 in legal fees.  During fiscal 2009, we acquired certain assets from Kimberly Gold Mines, Inc. in exchange for 12,145,306 of our common stock.  In connection with this acquisition, we incurred significant one-time legal fees.

Partially offsetting these positive impacts was the issuance of 1,250,000 common shares to four directors in exchange for services valued at $200,000.

Other Income (Expenses)

Other income (expenses) improved from a net expense of $30,021 in fiscal 2009 to a net income of $27,603 during fiscal 2010.  This improvement was primarily due to an impairment charge of $101,479 in fiscal 2009 compared with $47,800 in fiscal 2010.  Also contributing to this improvement was a charge we incurred in fiscal 2009 related to a civil action filed by the United States Environmental Protection Agency and the recovery of prior year’s bad debt.  Partially offsetting these positive impacts was a $41,554 reduction in interest income.

At September 30, 2010, we determined that certain of our available-for-sale securities had experienced an impairment that was other-than-temporary.  Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost.  In connection with this determination, we recognized an impairment charge of $47,800.

On November 17, 2008, the EPA filed a civil action against Shoshone in the United States District Court for the District of Idaho.  The civil action sought recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho.  We reached an agreement with the EPA whereby we must pay $50,000 and we are prohibited from conducting activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action.  On August 4, 2010, we paid this liability in full.

During 2009, we created an allowance for a related party receivable in the amount of $53,548.  We created the allowance when this related party filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho.  In September 2010, the Company received a payment of $47,008 on this receivable.  The remaining amount owed of $6,540 remains in the allowance account as its collection is doubtful.

During fiscal 2010, we determined that the balance of $69,418 remaining in the accounts payable we assumed with the acquisition of Kimberly Gold Mines, Inc. was not going to be settled.  Accordingly, we made an entry to remove the accounts payable and to record cancellation of debt income of $69,418.  See “Note 15. Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Partially offsetting these positive impacts was our having three additional interest bearing notes receivable during most of fiscal 2009 compared with none during fiscal 2010.  At varying times during fiscal 2009, these three notes were settled in exchange for various assets.  To a lesser extent, a reduction of $18,338 in the imputed interest income associated with a non-interest bearing note receivable was also a mitigating factor.

Overview of Financial Position

At September 30, 2010, we had cash of $55,853 and total liabilities of $260,216.  During 2010, we raised $705,155 in net proceeds from the issuance of 7,051,550 shares of our common stock.  Also, In June 2010, we sold our North Osburn claims in the Silver Valley for $175,000.  These proceeds were used primarily to continue limited exploration activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At September 30, 2010, property, plant and equipment before accumulated depreciation totaled $3,459,443, an increase of $73,173, from $3,386,270 at September 30, 2009.  The increase related primarily to land improvements and equipment purchases at our Rescue Gold Mine.

See “Note 6. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On September 30, 2010, we had short- and long-term notes receivable, net of discount, of $1,537,944 compared with $1,464,709 at September 30, 2009.  The increase related entirely to the amortization of the discount into interest income.

See “Note 8. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at September 30, 2010, was $132,430, a decrease of $134,508 from the September 30, 2009, balance of $266,938.  This decrease was primarily due to falling share prices of the investments in our portfolio and, to a lesser extent, the sale of 250,000 shares of common stock and 1,848 ounces of silver during fiscal 2010.  Also contributing to this decrease was a $47,800 other-than-temporary impairment charge we recorded during fiscal 2010.

See “Note 9:  Investments” to our consolidated financial statements for further details.

Accounts Payable

Our accounts payable were $242,915 at September 30, 2010, an increase of $83,292 from the September 30, 2009, balance of $159,623.  The balance at the end of fiscal 2010 is comprised almost entirely of a payable related to exploratory work being conducted at our Rescue Mine.

Also, during fiscal 2010, we determined that the balance of $69,418 remaining in the accounts payable we assumed with the acquisition of Kimberly Gold Mines, Inc. was not going to be settled.  Accordingly, we made an entry to remove the accounts payable and to record cancellation of debt income of $69,418.

See “Note 15: Kimberly Gold Mines, Inc.” to our consolidated financial statements for further details.

Accrued Expenses

Our accrued expenses were $13,022 at September 30, 2010, compared with $79,151 at September 30, 2009.  The decrease was primarily due to the fiscal 2009 accrual of $50,000 related a civil action filed by the United States Environmental Protection Agency (EPA).  This civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at our Idaho Lakeview mine and mill site in Bonner County, Idaho.  On August 4, 2010, we paid this liability in full.

See “Note 16: Commitments & Contingencies – Civil Action Filed” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,573,624 at September 30, 2010, a decrease of $141,173 from $5,714,797 at September 30, 2009.  The decrease in total stockholders’ equity was primarily due a net loss of $1,111,907 incurred during fiscal 2010.  Partially offsetting this negative impact was the issuance of 7,051,550 shares of our common stock to eighteen investors which raised a total of $705,155.

See “Note 9: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During fiscal 2010, our operating activities used $796,743 and used $1,587,167 during fiscal 2009.  This improvement was primarily the result of the realization of a net loss of $1,779,976 during fiscal 2009 period compared to a net loss of $1,082,328 realized during fiscal 2010.

Investing Activities

During fiscal 2010, our investing activities provided $151,412 and provided $94,370 during fiscal 2009.  This increase was primarily our spending only $73,173 on fixed assets during fiscal 2010 compared with $293,351 during fiscal 2009. Also contributing to the improvement was the sale of our North Osburn claims in the Silver Valley to an unrelated party for a total of $175,000 during fiscal 2010 compared with no such income during fiscal 2009.  Partially mitigating these positive impacts was the receipt of $452,808 in payments on notes receivable during fiscal 2009 compared with none during fiscal 2010.

Financing Activities

During fiscal 2010, our financing activities provided $677,618 and used $53,703 during fiscal 2009.  This was primarily due to net proceeds of $705,155 received from the issuance of common stock during fiscal 2010, compared with none during fiscal 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver Mining Company and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended September 30, 2010 and 2009 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/BehlerMick PS

BehlerMick PS

Spokane, Washington
December 23, 2010

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,853	$23,566
Note receivable (net of discount) - current portion	-	426,765
Deposits and prepaids	3,616	4,375
Supplies inventory	1,957	2,195
Total Current Assets	61,426	456,901

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,459,443	3,386,270
Accumulated depreciation	(1,553,772)	(1,374,968)
Total Property Plant and Equipment	1,905,671	2,011,302

MINERAL AND MINING PROPERTIES	2,196,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,537,944	1,037,944
Investments	132,430	266,938
Total Other Assets	1,670,374	1,304,882

TOTAL ASSETS	$5,833,840	$5,969,454

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$242,915	$159,623
Accrued expenses	13,022	79,151
Notes payable - current portion	4,279	11,615
Total Current Liabilities	260,216	250,389

Note payable - noncurrent portion	-	4,268
Total Liabilities	260,216	254,657

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
42,659,037 and 34,302,487 shares issued and outstanding	4,265,904	3,430,249
Additional paid-in capital	4,148,550	4,089,450
Treasury stock	(206,253)	(252,653)
Accumulated earnings in exploration stage	(916,042)	126,447
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(51,053)	(11,214)
Total Stockholders' Equity	5,573,624	5,714,797

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,833,840	$5,969,454

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended September 30,		exploration stage)
	2010	2009	to September 30, 2010

REVENUES	$20,111	$-	$161,700

COST OF REVENUES	-	-	228,828

GROSS PROFIT	20,111	-	(67,128)

OPERATING EXPENSES
General and administrative	536,656	491,324	1,211,118
Professional fees	123,445	286,369	1,182,310
Depreciation	178,804	130,743	642,843
Mining and exploration expenses	542,724	841,519	4,235,732
Net gain on sale of load claim	(175,000)	-	(368,907)
Total Operating Expenses	1,206,629	1,749,955	6,903,096

LOSS FROM OPERATIONS	(1,186,518)	(1,749,955)	(6,970,224)

OTHER INCOME (EXPENSES)
Dividend and interest income	73,467	115,022	279,789
Gain on sale of fixed asset	5,000	-	17,200
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(4,242)	(2,398)	(11,548)
Lease income	-	-	444,044
Loss on abandonment of asset	-	-	(20,000)
Net gain on sale of investments	1,036	2,225	1,133,469
Other income (expense)	142	(43,391)	197,349
Other-than-temporary impairment of investments	(47,800)	(101,479)	(149,279)
Bad debt recovery	47,008	-	47,008
Cancellation of debt income	69,418	-	69,418
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	144,029	(30,021)	6,054,182

INCOME (LOSS) BEFORE INCOME TAXES	(1,042,489)	(1,779,976)	(916,042)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(1,042,489)	(1,779,976)	(916,042)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(39,839)	5,557	(98,853)

NET COMPREHENSIVE INCOME (LOSS)	$(1,082,328)	$(1,774,419)	$(1,014,895)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.03)	$(0.06)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	38,982,098	28,478,030

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	38,982,098	28,478,030

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended September 30,		exploration stage)
	2010	2009	to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,042,489)	$(1,779,976)	$(916,042)
Adjustments to reconcile net income (loss) to net
Adjustment to balance of note receivable	-	(766)	(766)
Amortization of note receivable discount	(73,235)	(91,573)	(172,581)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	3,320	240	3,560
Bad debt expense	-	9,624	9,624
Cash used by operations:
Cancellation of debt income	(69,418)	-	(69,418)
Common stock issued for mining and exploration expenses	9,000	-	294,500
Common stock issued for services	200,900	9,900	404,486
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	201,257	130,743	665,296
Discount given on early payment on note receivable	-	50,000	50,000
Gain on sale of fixed asset	(5,000)	-	(17,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	47,800	101,479	149,279
Net gain on sale of lode claim	(175,000)	-	(368,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	(1,036)	(2,225)	(1,133,469)
Treasury stock issued for services	26,100	7,000	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in other current assets	-	-	(14,443)
Change in deposits and prepaids	(5,761)	16,370	21,248
Change in supplies inventory	238	626	10,775
Change in accrued interest receivable	-	(9,516)	(20,255)
Change in accrued liabilities	(66,129)	68,863	9,038
Change in accounts payable	152,710	(97,956)	161,669
Change in stock to issue	-	-	230,680
Net cash used in operating activities	(796,743)	(1,587,167)	(4,108,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	(15,000)	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	452,808	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	5,000	-	17,200
Proceeds from sale of investments	44,585	10,682	4,627,485
Proceeds from sale of lode claim	175,000	-	188,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(73,173)	(293,351)	(1,080,482)
Purchase of mineral and mining properties	-	(8,000)	(76,472)
Purchases of investments	-	(52,769)	(4,059,939)
Net cash provided by investing activities	151,412	94,370	2,441,771

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	(20,000)	(41,220)
Net proceeds from sale of common stock	705,155	-	1,947,725
Payment made on long-term note payable	(27,537)	(33,703)	(264,539)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	677,618	(53,703)	1,662,191

Net increase (decrease) in cash	32,287	(1,546,500)	(4,136)

Cash, beginning of period	23,566	1,570,066	59,989

Cash, end of period	$55,853	$23,566	$55,853

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$2,698	$2,398	$10,004
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Common stock issued for purchase of equipment and mining properties	$-	$-	$140,340
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$4,139	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$224,475	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-	$1,677,126	$1,677,126
Mineral property reacquired upon default	$-	$131,553	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$260,000	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$15,933	$22,939	$108,156
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$15,525	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$7,500	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock						Accumulated	Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Balance December 31, 1999 as originally stated	9,030,660	$903,066	$1,597,425	$(65,733)	$-	$-	$21,834	$-	$2,456,592

Net adjustments for the following:

Overstated mining property investments	-	-	-	-	-	-	(905,981)	-	(905,981)

Understated property, net of depreciation	-	-	990,000	-	-	-	(345,465)	-	644,535

Repaid loan incorrectly written off to expenses	-	-	-	-	-	-	50,000	-	50,000

Treasury stock, not properly recognized	533,669	53,367	-	-	-	-	(53,367)	-	-

Stock issuances not recorded	410,000	41,000	48,500	-	-	-	(89,500)	-	-

Stock options and payables for unrecorded attorney fees	-	-	-	-	12,221	-	(22,221)	-	(10,000)

Cost of mining properties expensed	-	-	-				(491,282)		(491,282)

Note receivable not recorded, net of accrued interest	-	-	-	-	-	-	168,500	-	168,500

Balance December 31, 1999, as restated	9,974,329	$997,433	$2,635,925	$(65,733)	$12,221	$-	$(1,667,482)	$-	$1,912,364

Issuance of stock for services at a price of $0.20 per share	5,000	500	500	-	-	-	-	-	1,000

Net loss for year ending December 31, 2000	-	-	-	-	-	-	(212,048)	-	(212,048)

Balance, December 31, 2000, as restated	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(1,879,530)	$-	$1,701,316

Net loss for year ending December 31, 2001	-	-	-	-	-	-	(228,159)	-	(228,159)

Balance, January 1, 2002	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(2,107,689)	$-	$1,473,157

Treasury stock issued for services at a price of $0.10 per share	-	-	(1,080)	11,880	-	-		-	10,800

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity
Treasury stock issued for services at a price of $0.10 per share	-	-	(195)	495	-	-		-	300

Issuance of stock for services at a price of $0.03 per share	800,000	80,000	(53,066)	-	-	-		-	26,934

Issuance of stock for legal fees at a price of $0.10 per share	100,000	10,000	-	-	-	-		-	10,000

Net loss for year ending December 31, 2002	-	-	-	-	-	-	(641,951)	-	(641,951)

Balance, January 1, 2003	10,879,329	$1,087,933	$2,582,084	$(53,358)	$12,221	$-	$(2,749,640)	$-	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)	-	-	-		-	86,000

Issuance of stock for services at a price of $0.10 per share	620,833	62,083	-	-	-	-		-	62,083

Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000	25,500	-	-	-		-	76,500

Stock issued for cash at $0.10 per share	119,000	11,900	-	-	-	-		-	11,900

Unrealized holding gain in investments	-	-	-	-	-	-		1,328,462	1,328,462

Net loss for year ending December 31, 2003	-	-	-	-	-	-	(99,292)	-	(99,292)

Balance, December 31, 2003	15,031,940	$1,503,194	$2,403,306	$(53,358)	$12,221	$-	$(2,848,932)	$1,328,462	$2,344,893

Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186	400,999	-	-	-		-	587,185

Issuance of stock for services at an average price of $0.14 per share	25,000	2,500	1,000	-	-	-		-	3,500

Issuance of stock for services at price of $0.35 per share	25,000	2,500	6,250	-	-	-		-	8,750

Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000	87,500	-	-	-		-	122,500

Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000	25,000	-	-	-		-	35,000

Treasury stock issued for mining properties at a price of $0.35 per share	-	-	24,000	11,000	-	-		-	35,000

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-	9,101	11,124	-	(20,225)		-	-

Treasury stock issued for services at a price of $0.35 per share	-	-	9,600	4,400	-	-		-	14,000

Unrealized holding loss in investments	-	-	-	-	-	-		(594,605)	(594,605)

Net loss for year ending December 31, 2004	-	-	-	-	-	-	(567,085)	-	(567,085)

Balance, December 31, 2004	17,393,797	$1,739,380	$2,966,756	$(26,834)	$12,221	$(20,225)	$(3,416,017)	$733,857	$1,989,138

Issuance of stock for accounts payable at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500

Issuance of stock for mining property expenses at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000

Treasury stock issued for services at a price of $0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000

Treasury stock issued for cash and services at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000

Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)

Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381

Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)

Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)

Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)	$(3,500,698)	$132,297	$1,285,482

Issuance of stock for exploration expenses at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000

Treasury stock issued for services at an average price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320

Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528

Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135

Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Expiration of stock options	-	-	12,221	-	(12,221)	-	-	-	-

Stock issued for cash at $0.18 per share, net of costs of $18,000	1,000,000	100,000	62,000	-	-	-	-	-	162,000

Stock issued for cash at $0.20 per share	200,000	20,000	20,000	-	-	-	-	-	40,000

Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000

Issuance of stock for exploration expenses at a price of $0.27 per share	100,000	10,000	17,000	-	-	-	-	-	27,000

Issuance of stock in exchange for services	6,000	600	1,320	-	-	-	-	-	1,920

Adjustments to common stock and treasury stock to adjust to actual. See Note 2.	47,382	4,739	16,388	(21,127)	-	-	-	-	-

Receipt of subscription receivable	-	-	-	-	-	18,844	-	-	18,844

Issuance of treasury stock for expenses incurred in the prior year	-	-	3,190	3,190	-	-	-	-	6,380

Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)

Net income for the year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)

Balance, December 31, 2007	19,847,179	$1,984,719	$3,308,262	$(288,633)	$-	$-	$(3,406,417)	$183,342	$1,781,272

Issuance of stock in exchange for services	12,000	1,200	1,200	-	-	-	-	-	2,400

Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000	25,000	-	-	-	-	-	60,000

Unrealized holding gain on investments	-	-	-	-	-	-	-	-	-

Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000	40,984	-	-	-	-	-	85,984

Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000

Issuance of stock for exploration expenses at a price of $0.22 per share	100,000	10,000	12,000	-	-	-	-	-	22,000

Stock issued in exchange for heavy equipement	454,000	45,400	49,940	-	-	-	-	-	95,340

Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Stock issued for cash at $0.20 per share	250,000	25,000	25,000						50,000

Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000	10,000						20,000

Acquisition of 50,000 shares of treasury stock at $0.12 per share				(6,100)					(6,100)

Acquisition of 126,000 shares of treasury stock at $0.12 per share				(15,120)					(15,120)

Unrealized holding gain on investments	-	-	-	-	-	-	-	(200,114)	(200,114)

Net income for nine-month period ended September 30, 2008	-	-	-	-	-	-	3,645,358	-	3,645,358
	22,063,179	2,206,319	3,522,386	(309,853)	-	-	238,941	(16,772)	5,641,021

Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000

Common stock Issued at $0.11 per share in exchange for services	50,000	5,000	500	-	-	-	-	-	5,500

50,000 shares of treasuary stock issued at $0.11 per share in exchange for Equipment	-	-	2,000	5,500	-	-	-	-	7,500

Common stock issued at $0.15 per share to acquire 100% of the common stock of Kimberly Gold Mines, Inc	12,145,306	1,214,530	607,264	-	-	-	-	-	1,821,794

100,000 shares treasuary stock repurchased at $0.20 per share	-	-	-	(20,000)	-	-	-	-	(20,000)

70,000 shares of treasury stock issued at 0.10 per share in exchange for services			(700)	7,700	-	-	-	-	7,000

200,000 shares of treasury stock issued at $0.08 per share in connection with acquisition of Kimberly Gold Mines, Inc.	-	-	(42,000)	64,000	-	-	-	-	22,000

Common stock issued at $0.10 per share in exchange for directors services	20,000	2,000	-	-	-	-	-	-	2,000

Common stock issued at $0.10 per share in exchange for services	4,000	400	-	-	-	-	-	-	400

Common stock issued at $0.10 per share in exchange for directors services	10,000	1,000	-	-	-	-	-	-	1,000

Reconciliation adjustment to common stock	2	-	-	-	-	-	-	-	-

Unrealized holding gain on investments	-	-	-	-	-	-	-	5,558	5,558

Net income for twelve-month period ended September 30, 2009	-	-	-	-	-	-	-	-	(1,779,976)
	34,302,487	3,430,249	4,089,450	(252,653)	-	-	(1,541,035)	(11,214)	5,714,797

Common stock issued for cash at $0.10 per share	7,051,550	705,155	-	-	-	-	-	-	705,155

Common stock issued at $0.18 per share in exchange for services	5,000	500	400	-	-	-	-	-	900

Common stock issued to Board of Directors at $0.16 per share	1,250,000	125,000	75,000	-	-	-	-	-	200,000

Common stock issued in exchange for lease payment on mining property	50,000	5,000	4,000	-	-	-	-	-	9,000

Treasury stock issued in exchange for services at $0.18 per share	-	-	(20,300)	46,400	-	-	-	-	26,100

Unrealized holding gain on investments	-	-	-	-	-	-	-	(39,839)	(39,839)

Net income for twelve-month period ended September 30, 2010	-	-	-	-	-	-	(1,042,489)	-	(1,042,489)
	42,659,037	$4,265,904	$4,148,550	$(206,253)	$-	$-	$(2,583,524)	$(51,053)	$5,573,624

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses.  The brokerage accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).  At September 30, 2010 and September 30, 2009, the Company’s cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) or SIPC limits.

Earnings Per Share

The provisions of Topic 260 in the Accounting Standards Codification (ASC 260) which provides the guidance for the calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

At September 30, 2010, there were 7,051,550 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2010, because they would have been anti-dilutive.

At September 30, 2009, there were 725,000 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2009, because they would have been anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) include cash and cash equivalents, deposits and prepaid expenses, supplies inventory, investments in available-for-sale securities and silver bars and coins, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities and silver bars and coins are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.  Investments in available-for-sale securities and silver bars and coins are recorded at fair value at the reporting dates in accordance with ASC Topic 825.

Fair Value Measurements

Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs.  The discounting of this note receivable utilized interest rates.  See Note 8.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Sept. 30, 2010	(Level 1)	(Level 2)	(Level 3)
Investments	$132,430	$132,430	$-	$-
Note Receivable (net of discount)	1,537,944	-	1,537,944	-
Total Assets Measured at Fair Value	$1,670,374	$132,430	$1,537,944	$-

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends.

Going Concern

As shown in the accompanying financial statements, the Company has limited cash and limited revenues and incurred an accumulated deficit of $2,583,524 from inception through September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Historically, the Company has generally funded its operations with proceeds from the sale of marketable securities, royalty and option agreement payments, and from the sale of the Company’s common stock.  Should the Company be unable to raise capital through any of these avenues, its business, financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

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

Investments

The Company accounts for marketable securities and investments in silver bars and coins (excluding Shoshone logo coins held as inventory for resale) in accordance with the provisions of ASC Topic 320.  Under ASC Topic 320, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

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

At this time, the Company classifies both marketable securities and investments in silver bars and coins as available for sale.  See Note 9.

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

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.  See Note 7.

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

Provision for Taxes

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2010, the Company had taken no tax positions that would require disclosure under ASC 740.

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

The significant components of the deferred tax assets at September 30, 2010 and September 30, 2009 were as follows:

	September 30,	September 30,
	2010	2009
Deferred Tax Assets
Net operating loss carry-forward	$858,087	$456,870
Recognized impairment of investments	16,252	34,503
Net deferred tax assets	874,339	491,373

Deferred Tax Liabilities
Installment income	(605,323)	(605,323)
Depreciation	(19,919)	(2,794)
Net deferred tax liabilities	(625,242)	(608,118)

Net deferred tax assets (liabilities)	$249,096	$(116,745)

Valuation allowance	(249,096)	116,745
Net deferred tax assets (liabilities)	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2010.  At September 30, 2010 and September 30, 2009, the Company had net operating loss carry-forwards of approximately $2,525,000 and $1,344,000, respectively, which expire in the years 2024 through 2030.

At September 30, 2010, the Company had a total deferred tax liability of $625,242.  Of this amount $605,323 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 8.

At September 30, 2010, the Company has a total deferred tax asset of $874,339.  Of this amount $16,252 represents impairment charge on available-for-sale securities recognized for financial reporting purposes in according with ASC 820.  For income tax purposes, gain or loss recognized upon the disposition of the security will be recognized in the year of disposition.  The remaining $858,087 relates to the Company’s net operating loss carry-forward of $2,525,000.

Recently Adopted Accounting Pronouncements

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 which amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted the amendments in Update No. 2010-09 without a material effect on its results of operations and financial position.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.  In particular, expenses totaling approximately $570,000 that were previously classified as general and administrative expenses on the Consolidated Statement of Operations in fiscal 2009 have been reclassified as mining and exploration expenses.  This reclassification was done to align the Company’s external reporting with its internal reporting.

Revenue Recognition

The Company generates limited income from the sale of silver concentrate produced at its Lakeview mill facility from previously stockpiled ore. During the fiscal 2010, the Company generated $20,111 from the sale of its ore concentrate.  The Company recognizes income from the sale of silver concentrate when the concentrate is processed.

To a lesser extent, the Company generates income from timber sales, sales of “Company logo” silver medallions and the processing of ore for other companies.  The Company recognizes income from timber sales at the time payment for the timber is received.  The Company recognizes income from the sales of “Company logo” silver medallions when the coins are shipped to the customer.  The Company recognizes income from the processing of ore for other companies when the ore has been processed.  The net income from these sources are included under the caption “Other Income (Expense)” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock

The Company accounts for its treasury stock under the cost method.  Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock).  The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact.  When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account.   See Note 12.

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

NOTE 3:  ACCOUNTS RECEIVABLE FROM RELATED PARTY

On November 4, 2008, the Company purchased silver coins and bars as well as various dies for making coins from a related party.  The cost to the Company of the silver and the dies was $56,452.  However, the Company paid $110,000 and has recorded a receivable from the related party of $53,548.  The Company’s Chairman is also a member of the board of directors of this related party.  On March 3, 2009, this related party filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho.  During 2009, based on this filing, the Company created an allowance for this receivable in the amount of $53,548.

In September 2010, the Company received a payment of $47,008 on this receivable.

NOTE 4:  DEPOSITS AND PREPAID EXPENSES

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”).  The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note.  The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. During the twelve-month period ended September 30, 2010, $18,080 of this prepaid insurance was amortized into General & Administrative Expenses.  See Note 10.

NOTE 5:  SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303.  This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.  At September 30, 2010, the Company had 185 coins remaining in inventory with an historical cost basis of $1,957.

NOTE 6:  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2010 and September 30, 2009:

	September 30,
	2010	2009
Administrative:
Building	$167,129	$150,000
Equipment	652,156	652,056
Furniture	12,000	12,000
	831,285	814,056
Lakeview:
Building	56,255	56,255
Equipment	393,687	388,311
Furniture	1,539,282	1,539,282
	1,989,224	1,983,848
Warren:
Building	378,934	328,366
Equipment	260,000	260,000
	638,934	588,366
Total	3,459,443	3,386,270
Less: Accumulated Depreciation	(1,553,772)	(1,374,968)
Property, Plant & Equipment, net	$1,905,671	$2,011,302

Depreciation expense was $178,804 for fiscal 2010, and $130,743 for fiscal 2009.

Equipment with a combined carrying amount of $16,778 serves as collateral for notes payable.  See Note 10.

During fiscal 2010, the Company sold for $5,000 equipment that had been fully depreciated.  The $5,000 is presented under the caption “Gain from the sale of fixed assets” on the Company’s Consolidated Statements of Operations.

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

NOTE 7:  MINERAL AND MINING PROPERTIES

The Company currently has interests in 317 properties or claims, which are the primary focus of operations.

Northwestern United States

Silver Valley, Idaho

Shoshone Group

This mineral property grouping owned by the Company consists of 5 patented lode mining claims covering 96 acres situated in the St. Joe Mining District, Shoshone County, Idaho. The 5 patented claims were acquired in 1970 from an outside party for $2,500 in cash and 100,000 shares of common stock.   The cost of the property, $17,500, was expensed in prior years as an exploration expense.

Bullion Group

This mineral property group acquired by the Company in 1998 consists of 7 patented mining claims covering 138 acres.  The cost of the property was included as an exploration expense in a prior year.

North Osburn

The Company owned a group of 15 unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.  During fiscal 2010, the Company received $175,000 related to the sale of these claims to an unrelated party.  Since the Company had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds of $175,000 were accounted for as gain and presented under the caption “Net gain on the sale of lode claim” on the Company’s Consolidated Statements of Operations.

Camp Project

The Company has leased 35 patented lode claims totaling 630 acres in the Coeur d’Alene Mining District.  These claims were leased from Merger Mines Corporation for 15 years on December 14, 2009 for consideration of Shoshone common stock, a net smelter return, and annual advance royalty payments.

Lakeview District, Idaho

Idaho Lakeview, Keep Cool Group and Weber Group

The Company acquired the Lakeview and Keep Cool mining properties consisting of 9 patented and 14 unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985.  The total cost of the properties, $334,690, is included in the financial statements under mining properties.

During 2006, the Company made improvements to the land to be more accessible as well as usable.  The total cost of the $68,472 was capitalized.  This amount is a component of the total cost of the properties of $334,690 discussed above.

In 1999, the Company acquired, for 100,000 shares of its common stock, 6 patented and 10 unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho.  In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location.  The cost of the property, $125,000, was expensed in prior years as an exploration expense.

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

Conjecture

During 2004, the Company entered into a 25-year lease agreement for 13 unpatented lode mining claims and six patented lode mining claims in Bonner County.  Yearly lease payments on the property were 100,000 shares of common stock.

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

Marshall Mountain District, Idaho

Kimberly Gold Mine

The Company holds 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.

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

Drumheller Group

The Company owned six patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  The Company issued 109,141 shares of its common stock to acquire these claims in February 1984.

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

Mexico Properties

Sonora Mexico Mining Properties

Shoshone has an interest in several other Mexican exploration projects which the Company does not currently consider to be material.

NOTE 8:  NOTES RECEIVABLE

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During fiscal 2010 and 2009, $73,235 and $91,573, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,537,944 at September 30, 2010.

NOTE 9:  INVESTMENTS

The Company has invested in marketable securities and in silver coins and bars and accounts for these as available-for-sale.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

The following summarizes the investments at September 30, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$12,200	$12,200
Chester Mining Company	2,500	1,125	1,850
Gold Crest Mines	567,600	975	9,649
Lucky Friday Extension	5,000	250	250
Merger Mines	729,299	103,885	36,465
Metropolitan Mines Limited	6,000	360	720
New Jersey Mining	142,875	34,290	32,861
Vindicator Mines	88,000	17,600	10,560
Subtotal	1,561,274	170,685	104,555

Silver Coins & Bars	1,267	12,936	27,874

Total at September 30, 2010	1,562,541	$183,621	$132,429

The Company had an unrealized holding loss during the fiscal year ended September 30, 2010 of $87,640.  This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $1,036 of net gain previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2010.

At September 30, 2010, the Company determined that certain of its available-for-sale securities had experienced an impairment that was other-than-temporary.  Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost.  In connection with this determination, the Company recognized an impairment charge of $47,800.  This impairment charge is presented under the caption “Other-than-temporary impairment of investments” on the Company’s Consolidated Statements of Operations.

The following table presents certain details related to investments for which the Company determined the impairment was other-than-temporary:

			Market
	# of		Value	Recognized
Investment	Shares	Cost	at 9/30/10	Impairment
Bayswater Uranium Corporation	200,000	$60,000	$12,200	$(47,800)
Total		$60,000	$12,200	$(47,800)

At September 30, 2010, the Company made the determination that certain of its available-for-sale securities had experienced an impairment that was temporary.  This determination was made for certain investments because the decline in value had persisted for less than twelve months and was not extensive.  Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost.

The following table presents certain details related to investments for which the Company determined the impairment was temporary:

			Market
	# of		Value	Unrecognized
Investment	Shares	Cost	at 9/30/10	Impairment
Merger Mines	729,299	103,885	36,465	(67,420)
New Jersey Mining	142,875	34,290	32,861	(1,429)
Vindicator Mines	88,000	17,600	10,560	(7,040)
Total		$155,775	$79,886	$(75,889)

The following summarizes the investments at September 30, 2009:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	200,000	$60,000	$22,000
Chester Mining Company	2,500	1,125	1,125
Gold Crest Mines	617,600	975	9,264
Lucky Friday Extension	5,000	250	250
Merger Mines	929,299	131,885	130,102
Metropolitan Mines Limited	6,000	360	360
New Jersey Mining	142,875	34,290	35,719
Vindicator Mines	88,000	17,600	16,720
Subtotal	1,991,274	246,485	215,540

Silver Coins & Bars	3,115	31,804	51,398

Total at September 30, 2009	1,994,389	$278,289	$266,938

The Company had an unrealized holding gain during the fiscal year ended September 30, 2009 of $5,557.  This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $2,225 of net gain previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2009.

NOTE 10:  NOTES PAYABLE

In December 2007, the Company purchased equipment for $15,377 in exchange for a note.  The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly.  The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $3,768 at September 30, 2010 all of which is payable within twelve months. The purchased equipment which serves as collateral for this note payable had a carrying amount of $9,216 at September 30, 2010.

In August 2009, the Company purchased equipment for $9,000 by paying $2,000 in cash and signing a note for the remaining $7,000.  The note has a term of fourteen months, bears interest at 4.00% annually and stipulates that payments of $513 are to be made monthly.  The outstanding balance on this note payable was $511 at September 30, 2010, all of which is payable within twelve months.  The purchased equipment which serves as collateral for this note payable had a carrying amount of $7,563 at September 30, 2010.

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”).  The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note.  The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable.  The note had a term of nine months, bore interest at 11.25% annually and stipulated that payments of $1,855 be made monthly.   The outstanding balance on this note payable was $0 at September 30, 2010.  See Note 4.

NOTE 11:  COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Fiscal 2010 Issuances

During fiscal 2010, the Company issued 5,000 shares of common stock in exchange for services valued at $900.

During fiscal 2010, the Company issued 1,250,000 shares of common stock to four of its directors in exchange for services valued at $200,000.

During fiscal 2010, the Company issued 50,000 shares of common stock for the leasing of a mining property valued at $9,000.

During fiscal 2010, the Company issued 7,051,550 shares of common stock to eighteen investors for a total of $705,155 in cash.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 3,511,550 expire on March 20, 2012.

Fiscal 2009 Issuances

During fiscal 2009, the Company issued 90,000 shares of common in exchange for the services of its Board of Directors valued at $9,500.

During fiscal 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock.  This transaction was valued at $2,185,126.  See Note 15.

During fiscal 2009, the Company issued 4,000 shares in exchange for consulting services valued at $400.

NOTE 12:  TREASURY STOCK

The Company held 818,986 and 963,986 shares of treasury stock at September 30, 2010 and September 30, 2009, respectively.

Fiscal 2010 Activity

During fiscal 2010, the Company issued 145,000 treasury shares in exchange for consulting services valued at $26,100.  The treasury shares had a cost of $0.32 per share

Fiscal 2009 Activity

During fiscal 2009, the Company acquired equipment valued at $12,500 in exchange for $5,000 in cash and 50,000 shares of treasury stock valued at $7,500, or $0.15 per share, with a cost of $5,500, or $0.11 per share. The difference between the cost and the value of the treasury shares was recorded as an increase to Additional Paid-In Capital.

During fiscal 2009, the Company repurchased for treasury 100,000 common shares at a price of $20,000, or $0.20 per share.  These common shares were repurchased in connection with a settlement agreement with its former Chief Executive Officer, Conrad Houser.

During fiscal 2009, the Company issued 70,000 treasury shares in exchange for consulting services.  The treasury shares were valued at $7,000, or $0.10 per share, with a cost of $7,700, or $0.11 per share. The difference between the cost and the value of the treasury shares was recorded as a reduction to Additional Paid-In Capital.

During fiscal 2009, the Company issued 200,000 treasury shares with a value of $22,000, or $0.11 per share, with a cost of $64,000, or $0.32 per share, in connection with its acquisition of 100% of Kimberly’s common stock.  The difference between the cost and the value of the treasury shares was recorded as a reduction to Additional Paid-In Capital.

NOTE 13:   STOCK OPTIONS AND WARRANTS

During fiscal 2007, the Company issued 725,000 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 1,450,000 shares in private placements.  The warrants are exercisable at $0.50 per share and expired on December 31, 2009.

During fiscal 2008, the Company issued 775,000 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the issuance of 1,550,000 shares in private placements.  The warrants are exercisable at $0.40 per share.  525,000 of these warrants expired on January 26, 2009, and 250,000 expired on June 9, 2009.

During fiscal 2010, the Company issued 7,051,550 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,051,550 shares in private placements.  The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 3,511,550 expire on March 20, 2012.

NOTE 14: SALE OF LODE CLAIM

During fiscal 2010, the Company received $175,000 related to the sale to an unrelated party of its North Osburn claims in the Silver Valley.  Since the Company had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds of $175,000 were accounted for as gain and presented under the caption “Net gain on the sale of lode claim” on the Company’s Consolidated Statements of Operations.

NOTE 15:  KIMBERLY GOLD MINES, INC. AND CANCELLATION OF DEBT INCOME

On March 12, 2009, the Company acquired certain assets from Kimberly Gold Mines, Inc. (“Kimberly”) in a transaction where the Company issued 12,145,306 shares of common stock and other consideration in exchange for 100% of Kimberly’s common stock valued at $2,185,126. Included in this acquisition were 127 unpatented mining claims located primarily in Idaho and Washington as well as a mill in need of refurbishing and various pieces of equipment.

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

During fiscal 2010, the Company determined that the balance of $69,418 remaining in the accounts payable assumed by the Company with this acquisition were not going to be settled.  Accordingly, the Company made an entry to remove the accounts payable and to record cancellation of debt income of $69,418.

NOTE 16:  COMMITMENTS & CONTINGENCIES

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

Civil Action Filed

On November 17, 2008, the United States Environmental Protection Agency (EPA) filed a civil action against the Company in the United States District Court for the District of Idaho.  The civil action seeks recovery of funds paid by the EPA in response to alleged releases of hazardous substances at the Company’s Idaho Lakeview mine and mill site in Bonner County, Idaho.  The Company and the EPA have reached an agreement whereby the Company must pay $50,000 and we are prohibited from conducting activities on the minimal amount of ground that would disturb the cleanup work in place at the properties subject to the civil action.  On August 4, 2010, the Company paid this liability in full.

Certain Annual Fees

The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

	Claim	Property	Lease
Property	Fees	Taxes	Payments

Conjecture	$-	$-	$-
Idaho Lakeview, Weber, Keep Cool & Drumheller	3,360	7,790	-
Auxer	280	-	-
Talache	280	-	-
Shoshone	-	61	-
Bullion	-	100	-
North Osburn	-	-	-
Montgomery	3,500	-	-
Regal	560	-	-
Stillwater Extension Claims	1,400	-	-
Princeton Gulch Group	840	-	-
Western Gold	1,820	-	-
Gold Road	2,240	-	-
Cerro Colorado	420	-	-
California Creek Uranium	-	-	-
Iola Group Claims	-	-	10,000
Silver King LTD Claims	-	-	10,000
Rescue Gold Mine Claims	11,760	-	-
Kimberly Gold Mine Claims	3,360	-	-
Shaft Claims	2,660	-	-
	$32,480	$7,951	$20,000

NOTE 17:  SUBSEQUENT EVENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of Shoshone Silver Mining Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operating of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this assessment, the Company’s management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers and directors of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal, we paid our principal executive officer $40,267.  No executive officers were paid in excess of $100,000.

During fiscal 2010, we issued 1,250,000 shares of common stock to four of our directors in exchange for services valued at $200,000.

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors.  The Company has no employment agreements with any of its officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2010, the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 42,659,037 shares of our common stock outstanding as of September 30, 2010.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares
Lex Smith	435,000	1.02%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Carol Stephan	1,168,856	2.74%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Melanie Farrand	364,000	0.85%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Don Rolfe	116,948	0.27%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Ed Lehman	10,000	0.02%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

All officers and directors as a group (5 persons)	2,094,804	4.91%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid audit and review fees to BehlerMick PS of $48,828 during fiscal 2010 and $54,298 during fiscal 2009.

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

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.4	Mining Lease and Agreement between the Company and Sterling Mining Company dated January 19, 2004 #
10.5	Bilbao Indemnity and Guarantee Agreement (&)
10.6	Bilbao Stock Purchase Agreement (&)
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement (%)
10.8	Iola Corporation Lease and Option Agreement (%)
10.9	Silver King LTD Lease and Option Agreement (%)
10.10	Camp Project Lease (+)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (+)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (+)
99.1	Map of Lakeview Group (^)
99.2	Map of Shoshone Group and Bullion Group (^)
99.3	Map of Auxer Property (^)
99.4	Map of Lucky Joe Property (^)
99.5	Map of Regal Mine (^)
99.6	Map of Stillwater Extension Claims (^)
99.7	Map of Montgomery Mine (^)
99.8	Map of Arizona Gold Fields Claims (^)
99.9	Map of California Creek Property (^)
99.10	Map of Princeton Gulch Group (^)
99.11	Map of Cerro Colorado Group (^)
99.12	Map of Bilbao-Mexico Property (^)
99.13	Map of North Osburn Property (>)
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine (%)
99.15	Map of Shaft Claims (%)
99.16	Map of Camp Project Claims (+)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184.
+	Filed herewith.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184.
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1,filed with the Commission on December 3, 2007, File No. 000-31184
>	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2008, File No.000-31184.
&	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 13, 2009, File No.000-31184.
%	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 10, 2010, File No.000-31184.

SIGNATURES

                In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: December 24, 2010	By:	/s/ Lex Smith Lex Smith President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith Lex Smith President and Principal Executive Officer

By:	/s/ Melanie Farrand Melanie Farrand Treasurer and Principal Financial Officer