Form 10-Q
period 2010-12-31
SHOSHONE SILVER MINING CO INC
filed 2011-02-08
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 000-31184

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3714 W Industrial Loop., Coeur d’Alene, ID 83815
(Address of principal executive offices (Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of February 2, 2011

Common Stock ($0.10 par value)	43,175,037

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2010

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,398	$55,853
Deposits and prepaids	-	3,616
Supplies inventory	1,840	1,957
Total Current Assets	39,238	61,426

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,460,469	3,459,443
Accumulated depreciation	(1,599,366)	(1,553,772)
Total Property Plant and Equipment	1,861,103	1,905,671

MINERAL AND MINING PROPERTIES	2,196,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,557,089	1,537,944
Investments	181,392	132,430
Total Other Assets	1,738,481	1,670,374

TOTAL ASSETS	$5,835,191	$5,833,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$225,056	$242,915
Accrued expenses	181	13,022
Notes payable - current portion	2,651	4,279
Total Current Liabilities	227,888	260,216

Total Liabilities	227,888	260,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
43,175,037 and 42,659,037 shares issued and outstanding	4,317,504	4,265,904
Additional paid-in capital	4,176,444	4,148,550
Treasury stock	(201,853)	(206,253)
Accumulated earnings in exploration stage	(1,032,693)	(916,042)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	15,383	(51,053)
Total Stockholders' Equity	5,607,303	5,573,624

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,835,191	$5,833,840

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three-Month Period Ended December 31,		exploration stage)
	2010	2009	to December 31, 2010

REVENUES	$-	$-	$161,700

COST OF REVENUES	-	-	228,828

GROSS PROFIT	-	-	(67,128)

OPERATING EXPENSES
General and administrative	101,310	96,499	1,312,428
Professional fees	19,677	51,958	1,201,987
Depreciation	45,595	44,532	688,438
Mining and exploration expenses	66,390	103,245	4,302,122
Net gain on sale of load claim	-	-	(368,907)
Total Operating Expenses	232,972	296,234	7,136,068

LOSS FROM OPERATIONS	(232,972)	(296,234)	(7,203,196)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	47,008
Cancellation of debt income	-	-	69,418
Dividend and interest income	19,202	18,351	298,991
Gain on sale of fixed asset	-	-	17,200
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(38)	(296)	(11,586)
Net gain on settlement of lease dispute	85,000	-	529,044
Loss on abandonment of asset	-	-	(20,000)
Net gain on sale of investments	12,157	(8,746)	1,145,626
Other income (expense)	-	96	197,349
Other-than-temporary impairment of investments	-	-	(149,279)
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	116,321	9,405	6,170,503

INCOME (LOSS) BEFORE INCOME TAXES	(116,651)	(286,829)	(1,032,693)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(116,651)	(286,829)	(1,032,693)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	66,436	(38,494)	15,383

NET COMPREHENSIVE INCOME (LOSS)	$(50,215)	$(325,323)	$(1,017,310)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	42,792,378	36,006,058

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	42,792,378	36,006,058

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three-Month Period Ended December 31,		exploration stage)
	2010	2009	to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(116,651)	$(286,829)	$(1,032,693)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(19,145)	(18,233)	(191,726)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	-	294,500
Common stock issued for services	53,200	900	457,686
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	49,211	50,340	714,507
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(17,200)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(12,157)	8,746	(1,145,626)
Net gain on sale of lode claim	-	-	(368,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Treasury stock issued for services	-	26,100	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(17,859)	(44,529)	143,810
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(12,841)	(9,835)	(3,803)
Change in deposits and prepaids	-	(5,761)	21,248
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	117	111	10,892
Net cash used in operating activities	(76,125)	(278,990)	(4,184,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	17,200
Proceeds from sale of investments	29,631	23,400	4,657,116
Proceeds from sale of lode claim	-	-	188,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(1,027)	(20,580)	(1,081,509)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	-	(4,059,939)
Net cash provided by investing activities	28,604	2,820	2,470,375

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(41,220)
Net proceeds from sale of common stock	25,000	318,000	1,972,725
Payment made on long-term note payable	(1,628)	(5,501)	(266,167)
Payment of common stock subscriptions	-	-	20,225
Proceeds from sale of treasury stock	5,694	-	5,694
Net cash (used in) provided by financing activities	29,066	312,499	1,691,257

Net increase (decrease) in cash	(18,455)	36,329	(22,591)

Cash, beginning of period	55,853	23,566	59,989

Cash, end of period	$37,398	$59,895	$37,398

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$38	$296	$10,042
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for purchase of equipment and mining properties	$-	$-	$140,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-	$-	$1,677,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$15,933	$1,865,363
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$120,000
Note receivable in connection with sale of lode claim	$-	$-	$108,156
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
December 31, 2010

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

The Company’s year-end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on December 27, 2010.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At December 31, 2010, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec. 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investments	$181,392	$181,392	$-	$-
Note Receivable (net of discount)	1,557,089	-	1,557,089	-
Total Assets Measured at Fair Value	$1,738,481	$181,392	$1,557,089	$-

Going Concern

As shown in the accompanying financial statements, the Company has limited cash and limited revenues and incurred an accumulated deficit of $2,700,175 from inception through December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.  In particular, expenses totaling approximately $104,000 that were previously classified as general and administrative expenses on the Consolidated Statement of Operations in fiscal 2009 have been reclassified as mining and exploration expenses.  This reclassification was done to align the Company’s external reporting with its internal reporting.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2009, the Company purchased for $21,694 a one-year liability insurance policy covering its Lakeview mill (the “Policy”).  The Policy was purchased with a cash payment of $5,761 with the balance of $15,933 settled with a promissory note.  The Company recorded prepaid insurance of $21,694 and a related entry to record a $15,933 note payable. During the three-month period ended December 31, 2010, the $3,616 remaining balance of this prepaid insurance was amortized into General & Administrative Expenses.

NOTE 4: SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303.  This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.  At December 31, 2010, the Company had 174 coins remaining in inventory with an historical cost basis of $1,840.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31 , 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Administrative:
Building	$167,129	$167,129
Equipment	652,156	652,156
Furniture	12,000	12,000
	831,285	831,285
Lakeview:
Building	56,255	56,255
Equipment	393,687	393,687
Furniture	1,539,282	1,539,282
	1,989,224	1,989,224
Warren:
Building	379,960	378,934
Equipment	260,000	260,000
	639,960	638,934
Total	3,460,469	3,459,443
Less: Accumulated Depreciation	(1,599,366)	(1,553,772)
Property, Plant & Equipment, net	$1,861,103	$1,905,671

Depreciation expense was $45,595 for the three-month period ended December 31, 2010 and $44,532 for the comparable period last year.

Equipment with a net book value of $8,666 serves as collateral for notes payable.  See Note 8.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the three-month period ended December 31, 2010, $19,145 of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,557,089 at December 31, 2010.

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

The following summarizes the investments at December 31, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$12,200	$15,000
Gold Crest Mines	550,100	713	11,002
Lucky Friday Extension	5,000	250	450
Merger Mines	729,299	103,885	87,516
New Jersey Mining	102,875	24,690	32,934
Vindicator Mines	88,000	17,600	14,080
Subtotal	1,495,274	159,338	160,982

Silver Coins & Bars	667	6,810	20,410

Total at December 31, 2010	1,495,941	$166,148	$181,392

The Company had an unrealized holding gain during the three-month period ended December 31 , 2010 of $66,436.  This is recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

The Company recognized $12,157 of gain previously included in accumulated other comprehensive income on the sale of available-for-sale securities and silver coins and bars during the three-month period ended December 31, 2010.

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

NOTE 8:  NOTES PAYABLE

In December 2007, the Company purchased equipment for $15,377 in exchange for a note.  The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly.  The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $2,651 at December 31 , 2010 all of which is payable within twelve months.  The purchased equipment which serves as collateral for this note payable had a carrying amount of $8,666 at December 31, 2010.

NOTE 9:  COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended December 31, 2010, the Company issued 90,000 shares of common in exchange for services valued at $18,000.

During the three-month period ended December 31 , 2010, the Company issued 176,000 to five of its directors in exchange for services valued at $35,200.

During the three-month period ended December 31 , 2010, the Company issued 250,000 shares of common stock to two investors for a total of $25,000 in cash.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and expire on March 20, 2012.

NOTE 10:  TREASURY STOCK

The Company held 778,986 and 818,986 shares of treasury stock at December 31 , 2010 and September 30, 2010, respectively.

During the three-month period ended December 31 , 2010, the Company sold 40,000 treasury shares in for cash of 5,694.  The treasury shares had a cost of $0.11 per share.

NOTE 11: NET GAIN ON SETTLEMENT OF LEASE DISPUTE

During the first quarter of fiscal 2011, the Company was awarded a total of $100,000 as settlement of a claim the Company had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that the Company, as lessor, was owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, the Company assigned the rights to this settlement to an investment firm for net proceeds of $85,000.  The net proceeds of $85,000 are presented on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Net gain on settlement of lease dispute”.

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

NOTE 13: SUBSEQUENT EVENTS

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During the prior fiscal year, our test runs generated revenues of $20,111 from the sale of concentrate to the smelter.  Our long-term goal is to mine and mill both silver and gold at our Lakeview property.

Rescue Mine Property

Our first priority has been the upgrading and renovating the mill at the Rescue Mine Property.  Once this work is completed, test runs on stockpiled ore will be conducted.

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

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $2,700,175 from inception through December 31 , 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three-Month Periods Ended December 31, 2010 and 2009:

Results of Operations

The following table set forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31 , 2010, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	Dec. 31,	Dec. 31,
	2010	2009	$ Change	% Change

Revenues	$-	$-	$-	0.00%
Cost of Revenues	-	-	-	0.00%
Gross Profit	-	-	-	0.00%
General and administrative	101,310	96,499	4,811	4.99%
Professional fees	19,677	51,958	(32,281)	-62.13%
Depreciation	45,595	44,532	1,063	2.39%
Mining and exploration expenses	66,390	103,245	(36,855)	-35.70%
Total Operating Expenses	232,972	296,234	(63,262)	-21.36%
Loss from Operations	(232,972)	(296,234)	63,262	-21.36%
Other Income (Expense)
Dividend and interest income	19,202	18,351	851	4.64%
Interest expense	(38)	(296)	258	-87.16%
Net gain on settlement of lease dispute	85,000	-	85,000	0.00%
Net gain (loss) on sale of securities	12,157	(8,746)	20,903	-239.00%
Other income (expense)	-	96	(96)	-100.00%
Total Other Income (Expense)	116,321	9,405	106,916	1136.80%
Net (Loss) Income	$(116,651)	$(286,829)	$170,178	-59.33%

Overview of Operating Results

The decrease in net loss during the three-month period ended December 31, 2011 was primarily due to the receipt of $85,000 in lease income.  Also contributing to the improvement to the bottom-line was a $12,157 gain realized on the sale of available-for-sale securities and silver.  There were also decreases in professional fees and exploration expenses as we continued to align our expenditures with our capital recourses.

Operating Expenses

The decrease in our operating expenses primarily reflects our continuing efforts to control costs and improve efficiencies.  For example, we had five employees by the end of the current quarter compared with eight at the end of the same quarter last year.

Other Income (Expenses)

The increase in other income (expense) during the three-month period ended December 31, 2010, was primarily related to our receipt of $85,000 in connection the settlement of a lease dispute. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that we, as lessor, were owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, we assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

Also contributing to this increase was a net gain realized on the sale of investments of $12,157 during the recent quarter.  In the same quarter last year, we realized a net loss of $8,746 on the sale of investments.

Overview of Financial Position

At December 31, 2010, we had cash of $37,398 and total liabilities of $227,888.  During the first quarter of fiscal 2011, we raised $25,000 in net proceeds from the issuance of 250,000 shares of our common stock.  Also, we received $85,000 in lease income as a settlement from a mining company that had file for relief under Chapter 11 of the United States Bankruptcy Code.  These proceeds were used primarily to continue limited exploration activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At December 31, 2010, property, plant and equipment before accumulated depreciation totaled $3,460,469, an increase of $1,026, from $3,459,443 at September 30, 2010.  The small increase was related to equipment purchases at our Rescue Gold Mine.

See “Note 5. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On December 31, 2010, we had notes receivable, net of discount, of $1,557,089 compared with $1,537,944 at September 30, 2010.  The increase related entirely to the amortization of the discount into interest income.

See “Note 6. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at December 31, 2010, was $181,392, an increase of $48,962 from the September 30, 2010, balance of $132,430.  This increase was primarily due to rising share prices of the investments in our portfolio partially offset by the sale of 66,000 shares of common stock and 600 ounces of silver during fiscal 2010.

See “Note 7:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,607,303 at December 31, 2010, an increase of $33,679 from $5,573,624 at September 30, 2010.  The increase in total stockholders’ equity was primarily due an unrealized holding gain of 66,436 on our investments and, to a lesser extent, the issuance of 250,000 common shares for $25,000 in cash.

See “Note 7: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During three-month period ended December 31, 2010, our operating activities used $76,125 and used $278,990 during the same period last year.  This improvement was primarily the result of the realization of a net loss of $116,651 during the current quarter compared with a net loss of $286,829 last year.

Investing Activities

During three-month period ended December 31, 2010, our investing activities provided $28,604 and provided $2,820 during the same period last year.  This increase was primarily our spending only $1,027 on fixed assets during the current quarter compared with $20,580 last year.

Financing Activities

During three-month period ended December 31, 2010, our financing activities provided $29,066 and provided $312,499 during the same period last year.  This decrease was primarily net proceeds from the sale of stock of $25,000 received during the current quarter compared with $318,000 last year.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2010, the Company sold 250,000 shares of common stock at a price per share of $0.10 to two accredited investors for gross proceeds of $25,000.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share expire on March 20, 2012.   This sale was made under the exemption from registration provided by Regulation D, Rule 506.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

February 8, 2011	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

February 8, 2011	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer and Principal Financial Officer