Form 10-Q
period 2011-03-31
SHOSHONE SILVER MINING CO INC
filed 2011-05-16
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 13, 2011

Common Stock ($0.10 par value)	43,431,037

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2011

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,995	$55,853
Deposits and prepaids	-	3,616
Supplies inventory	1,840	1,957
Total Current Assets	13,835	61,426

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,280,510	3,459,443
Accumulated depreciation	(1,627,050)	(1,553,772)
Total Property Plant and Equipment	1,653,460	1,905,671

MINERAL AND MINING PROPERTIES	2,381,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,576,233	1,537,944
Investments	148,354	132,430
Total Other Assets	1,724,587	1,670,374

TOTAL ASSETS	$5,773,251	$5,833,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$230,182	$242,915
Accrued expenses	72	13,022
Notes payable - current portion	1,522	4,279
Total Current Liabilities	231,776	260,216

Total Liabilities	231,776	260,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
43,431,037 and 42,659,037 shares issued and outstanding	4,343,104	4,265,904
Additional paid-in capital	4,176,444	4,148,550
Treasury stock	(201,853)	(206,253)
Accumulated earnings in exploration stage	(1,097,157)	(916,042)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(11,581)	(51,053)
Total Stockholders' Equity	5,541,475	5,573,624

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,773,251	$5,833,840

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Six-Month Period Ended		(beginning of
	March 31,	March 31,	March 31,	March 31,	exploration stage)
	2011	2010	2011	2010	to March 31, 2011

REVENUES	$19,000	$-	$19,000	$-	$180,700

COST OF REVENUES	-	-	-	-	228,828

GROSS PROFIT	19,000	-	19,000	-	(48,128)

OPERATING EXPENSES
General and administrative	24,356	10,967	125,666	107,466	1,336,784
Professional fees	32,214	34,484	51,891	86,442	1,234,201
Depreciation	45,594	44,326	91,189	88,858	734,032
Mining and exploration expenses	26,385	77,596	92,775	180,841	4,328,507
Net gain on sale of load claim	-	-	-	-	(368,907)
Total Operating Expenses	128,549	167,373	361,521	463,607	7,264,617

LOSS FROM OPERATIONS	(109,549)	(167,373)	(342,521)	(463,607)	(7,312,745)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	-	-	47,008
Cancellation of debt income	-	-	-	-	69,418
Dividend and interest income	19,152	18,291	38,354	36,642	318,143
Gain on sale of fixed assets	13,751	-	13,751	-	30,951
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(25)	(676)	(62)	(972)	(11,610)
Lease Income	-	-	-	-	444,044
Loss on abandonment of asset	-	-	-	-	(20,000)
Net gain on settlement of lease dispute	-	-	85,000	-	85,000
Net (loss) gain on sale of investments	12,206	8,156	24,363	(589)	1,157,832
Other income/(expense)	-	46	-	142	197,349
Other-than-temporary impairment of investments	-	-	-	-	(149,279)
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Total Other Income (Expenses)	45,084	25,817	161,406	35,223	6,215,588

INCOME (LOSS) BEFORE INCOME TAXES	(64,465)	(141,556)	(181,115)	(428,384)	(1,097,157)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(64,465)	(141,556)	(181,115)	(428,384)	(1,097,157)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(26,963)	(20,034)	39,472	(58,528)	(11,581)

NET COMPREHENSIVE INCOME (LOSS)	$(91,428)	$(161,590)	$(141,643)	$(486,912)	$(1,108,738)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	43,316,970	37,746,363	43,052,440	36,869,973

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	43,316,970	37,746,363	43,052,440	36,869,973

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Six-Month Period Ended March 31,		exploration stage)
	2011	2010	to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(181,115)	$(428,384)	$(1,097,157)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(38,289)	(36,466)	(210,870)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	13,600	-	308,100
Common stock issued for services	54,200	900	458,686
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	94,805	100,686	760,101
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	(13,751)	-	(30,951)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(24,363)	589	(1,157,832)
Net gain on sale of lode claim	-	-	(368,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Treasury stock issued for services	-	26,100	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(12,733)	(41,185)	148,936
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(12,950)	(27,692)	(3,912)
Change in deposits and prepaids	-	(5,983)	21,248
Change in other current assets	-	10,000	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	117	111	10,892
Net cash used in operating activities	(120,479)	(401,324)	(4,228,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	800	-	18,000
Proceeds from sale of investments	47,912	44,585	4,675,397
Proceeds from sale of lode claim	-	-	188,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(1,027)	(26,580)	(1,081,509)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	-	(4,059,939)
Net cash provided by investing activities	47,685	18,005	2,489,456

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(41,220)
Net proceeds from sale of common stock	26,000	385,000	1,973,725
Payment made on long-term note payable	(2,757)	(13,294)	(267,296)
Payment of common stock subscriptions	-	-	20,225
Proceeds from sale of treasury stock	5,693	-	5,693
Net cash (used in) provided by financing activities	28,936	371,706	1,691,127

Net increase (decrease) in cash	(43,858)	(11,613)	(47,994)

Cash, beginning of period	55,853	23,566	59,989

Cash, end of period	$11,995	$11,953	$11,995

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$62	$972	$10,066
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for purchase of equipment and mining properties	$10,000	$-	$154,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$175,000	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$15,933	$1,865,363
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$120,000
Note receivable in connection with sale of lode claim	$-	$-	$108,156
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
March 31, 2011

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three and six-month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

The Company’s Note Receivable (net of discount) is reported at fair value utilizing Level 2 inputs.  The discounting of this note receivable utilized interest rates.  See Note 4.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investments	$148,354	$148,354	$-	$-
Note Receivable (net of discount)	1,576,233	-	1,576,233	-
Total Assets Measured at Fair Value	$1,724,587	$148,354	$1,576,233	$-

Going Concern

As shown in the accompanying financial statements, the Company has limited cash and limited revenues and incurred an accumulated deficit of $2,764,639 from inception through March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.  In particular, expenses totaling approximately $90,000 that were previously classified as general and administrative expenses on the Consolidated Statement of Operations for the second quarter of fiscal 2010 have been reclassified as mining and exploration expenses and professional fees.  This reclassification was done to align the Company’s external reporting with its internal reporting.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
Administrative:
Building	$-	$167,129
Equipment	651,326	652,156
Furniture	-	12,000
	651,326	831,285
Lakeview:
Building	56,255	56,255
Equipment	393,687	393,687
Furniture	1,539,282	1,539,282
	1,989,224	1,989,224
Warren:
Building	379,960	378,934
Equipment	260,000	260,000
	639,960	638,934
Total	3,280,510	3,459,443
Less: Accumulated Depreciation	(1,627,050)	(1,553,772)
Property, Plant & Equipment, net	$1,653,460	$1,905,671

Depreciation expense was $45,594 for the three-month period ended March 31, 201 and $44,326 for the comparable period last year.

Depreciation expense was $91,189 for the six-month period ended March 31, 2011 and $88,858 for the comparable period last year.

Equipment with a net book value of $8,117 serves as collateral for notes payable.  See Note 6.

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000.  See Note 10.

During the second quarter of fiscal 2011, the Company sold for $800 a vehicle with a net book value of $524 for a gain of $276.

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

NOTE 4: NOTES RECEIVABLE

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the three and six-month periods ended March 31, 2011, $19,145 and $39,289, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,576,233 at March 31, 2011.

NOTE 5: INVESTMENTS

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

The following summarizes the investments at March 31, 2011:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$12,200	$9,400
Gold Crest Mines	550,100	713	5,501
Lucky Friday Extension	5,000	250	750
Merger Mines	729,299	103,885	87,516
New Jersey Mining	102,875	24,690	31,891
Vindicator Mines	88,000	17,600	10,560
Subtotal	1,495,274	159,338	145,618

Silver Coins & Bars	72	735	2,736

Total at March 31, 2011	1,495,346	$160,073	$148,354

The Company had an unrealized holding loss during the three-month period ended March 31, 2011 of $26,963 compared with a loss of $20,034 in the same period last year.

The Company had an unrealized holding gain during the six-month period ended March 31, 2011 of $39,472 compared with a loss of $58,528 in the same period last year.

Unrealized holding gains and losses are recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

During the three-month period ended March 31, 2011, the Company recognized $12,206 of net gain on the sale of available-for-sale securities and silver coins and bars previously included in accumulated other comprehensive income as compared with a net gain of $8,156 during the same period last year.

During the six-month period ended March 31, 2011, the Company recognized $24,363 of net gain on the sale of available-for-sale securities and silver coins and bars previously included in accumulated other comprehensive income as compared with a net loss of $589 during the same period last year.

The following summarizes the investments at September 30, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$12,200	$12,200
Chester Mining Company	2,500	1,125	1,850
Gold Crest Mines	567,600	975	9,649
Lucky Friday Extension	5,000	250	250
Merger Mines	729,299	103,885	36,465
Metropolitan Mines Limited	6,000	360	720
New Jersey Mining	142,875	34,290	32,861
Vindicator Mines	88,000	17,600	10,560
Subtotal	1,561,274	170,685	104,555

Silver Coins & Bars	1,267	12,936	27,875

Total at September 30, 2010	1,562,541	$183,621	$132,430

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

NOTE 6:  NOTES PAYABLE

In December 2007, the Company purchased equipment for $15,377 in exchange for a note.  The note has a term of 43 months, bears interest at 3.90% annually and stipulates that payments of $384 be made monthly.  The lender has the right to increase the interest rate to 19.8% in the event of a violation of the terms of the loan agreement. The outstanding balance on this note payable was $1,522 at March 31, 2011 all of which is payable within twelve months.  The purchased equipment which serves as collateral for this note payable had a carrying amount of $8,117 at March 31, 2011.

NOTE 7:  COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the fiscal 2011 first quarter, the Company issued 90,000 shares of common in exchange for services valued at $18,000.

During the fiscal 2011 first quarter, the Company issued 176,000 to five of its directors in exchange for services valued at $35,200.

During the fiscal 2011 first quarter, the Company issued 250,000 shares of common stock to two investors for a total of $25,000 in cash.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and expire on March 20, 2012.

During the fiscal 2011 second quarter, the Company issued a total of 146,000 shares of common stock to various vendors in exchange for exploration expenses valued at $14,600.

During the fiscal 2011 second quarter, the Company issued 100,000 in exchange for mineral properties valued at $10,000.

During the fiscal 2011 second quarter, the Company issued 10,000 shares of common stock to one investor for $1,000 in cash.  For every share purchased, the investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and expire on March 20, 2012.

NOTE 8:  TREASURY STOCK

The Company held 778,986 and 818,986 shares of treasury stock at March 31, 2011 and September 30, 2010, respectively.

During the three-month period ended December 31 , 2010, the Company sold 40,000 treasury shares for cash of $5,694.  The treasury shares had a cost of $0.11 per share.

NOTE 9: NET GAIN ON SETTLEMENT OF LEASE DISPUTE

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

NOTE 10: NON-MONETARY EXCHANGE

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000 and the Company recorded a gain of $13,476 related to this exchange.  See Note 3.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

NOTE 12: SUBSEQUENT EVENTS

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During the prior fiscal year, our test runs generated revenues of $20,111 from the sale of concentrate to the smelter and generated $19,000 during the fiscal 2011 second quarter.  Our long-term goal is to mine and mill silver at our Lakeview property.

Rescue Mine Property

Our first priority has been the upgrading and renovating the mill at the Rescue Mine Property.  Once this work is completed, test runs on stockpiled ore will be conducted.

Mine development will require some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal will be accomplished next summer.  This new decline portal will provide access to un-mined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation.  At this time, we are setting up to complete a five-hole drilling program to establish a more detailed plan of operation.

Electrical work, which included installation of electrical panels, lights and power outlets, was completed in the large staging building, which was erected next to the Rescue Mill portal last summer to service operations in the Rescue Mine.   The new building is fully MSHA compliant.  Additionally, a diesel generator was installed to provide power to the Rescue Mine as part of our ongoing preparations to bring the Rescue Mine and mill back into full operation.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $2,764,639 from inception through March 31, 2011.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three- and Six-Month Periods Ended March 31, 2011 and 2010:

Results of Operations

The following table set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended March 31, 2011, compared with the same periods in the prior year.  These tables are provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	March 31,	March 31,
	2011	2010	$ Change	% Change

Revenues	$19,000	$-	$19,000	100.00%
Cost of Revenues	-	-	-	100.00%
Gross Profit	19,000	-	19,000	100.00%
General and administrative	24,356	10,967	13,389	122.08%
Professional fees	32,214	34,484	(2,270)	-6.58%
Depreciation	45,594	44,326	1,268	2.86%
Mining and exploration expenses	26,385	77,596	(51,211)	-66.00%
Total Operating Expenses	128,549	167,373	(38,824)	-23.20%
Loss from Operations	(109,549)	(167,373)	57,824	-34.55%
Other Income (Expense)
Dividend and interest income	19,152	18,291	861	4.71%
Gain on sale of fixed assets	13,751	-	13,751	100.00%
Interest expense	(25)	(676)	651	-96.30%
Net gain (loss) on sale of securities	12,206	8,156	4,050	49.66%
Other income (expense)	-	46	(46)	-100.00%
Total Other Income (Expense)	45,084	25,817	19,267	74.63%
Net (Loss) Income	$(64,465)	$(141,556)	$77,091	-54.46%

	Six-Month Period Ended
	March 31,	March 31,
	2011	2010	$ Change	% Change

Revenues	$19,000	$-	$19,000	100.00%
Cost of Revenues	-	-	-	100.00%
Gross Profit	19,000	-	19,000	100.00%
General and administrative	125,666	107,466	18,200	16.94%
Professional fees	51,891	86,442	(34,551)	-39.97%
Depreciation	91,189	88,858	2,331	2.62%
Mining and exploration expenses	92,775	180,841	(88,066)	-48.70%
Total Operating Expenses	361,521	463,607	(102,086)	-22.02%
Loss from Operations	(342,521)	(463,607)	121,086	-26.12%
Other Income (Expense)
Dividend and interest income	38,354	36,642	1,712	4.67%
Gain on sale of fixed assets	13,751	-	13,751	100.00%
Interest expense	(62)	(972)	910	-93.62%
Net gain on settlement of lease dispute	85,000	-	85,000	100.00%
Net gain (loss) on sale of securities	24,363	(589)	24,952	-4236.33%
Other income (expense)	-	142	(142)	-100.00%
Total Other Income (Expense)	161,406	35,223	126,183	358.24%
Net (Loss) Income	$(181,115)	$(428,384)	$247,269	-57.72%

Overview of Operating Results

The decrease in net loss during the three- and six-month periods ended March 31, 2011 were primarily attributable to decreases in professional fees and exploration expenses as we continued to align our expenditures with our capital resources.  Also contributing to the improvement during the three- and six-month periods ended March 31, 2011 was a net gain of $13,751 on the sale of fixed assets.

The results of the six-month period ended March 31, 2011 were also positively impacted by the receipt of $85,000 from the settlement of a lease dispute.

Operating Expenses

The decrease in our operating expenses primarily reflects our continuing efforts to control costs and improve efficiencies.  For example, we had five employees by the end of the first quarter of fiscal 2011 compared with eight at the end of the same quarter last year.  We had no employees on payroll during the second quarter of 2011 compared with five during the six-month period last year.

Other Income (Expenses)

The increase in other income (expense) during the three-month period ended March 31, 2011 was primarily due to the net gain on the sale of fixed assets of $13,751.  During the second quarter of fiscal 2011, we exchanged our 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000.

The increase in other income (expense) during the six-month period ended March 31, 2011, was primarily related to our receipt of $85,000 in connection with the settlement of a lease. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that we, as lessor, were owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, we assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

Also contributing to this increase during the six-month period ended March 31, 2011 was a net gain realized on the sale of investments of $24,363.  In the same period last year, we realized a net loss of $589 on the sale of investments.

Overview of Financial Position

At March 31, 2011, we had cash of $11,995 and total liabilities of $231,776.  During the first six months of fiscal 2011, we raised $26,000 in net proceeds from the issuance of 260,000 shares of our common stock.  Also, we received $85,000 in lease income as a settlement from a mining company that had filed for relief under Chapter 11 of the United States Bankruptcy Code.  These proceeds were used primarily to continue limited activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At March 31, 2011, property, plant and equipment before accumulated depreciation totaled $3,280,510, a decrease of $178,933, from $3,459,443 at September 30, 2010.  This decrease was primarily related to the exchange of our 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims.  This non-monetary exchange was valued at $175,000.

See “Note 3. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On March 31, 2011, we had notes receivable, net of discount, of $1,576,233 compared with $1,537,944 at September 30, 2010.  The increase related entirely to the amortization of the discount into interest income.

See “Note 4. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at March 31, 2011, was $148,354, an increase of $15,924 from the September 30, 2010, balance of $132,430.  This increase was primarily due to rising share prices of the investments in our portfolio partially offset by the sale of 66,000 shares of common stock and 1,195 ounces of silver during the first six months of fiscal 2011.

See “Note 5:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,541,475 at March 31, 2011, a decrease of $32,149 from $5,573,624 at September 30, 2010.  The decrease in total stockholders’ equity was primarily due to a net loss from operations of $181,115 realized during the first six months of fiscal 2011.  This was partially offset by an unrealized holding gain of $39,472 on our investments and, to a lesser extent, the issuance of 260,000 common shares for $26,000 in cash.

See “Note 5: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During six-month period ended March 31, 2011, our operating activities used $120,479 and used $401,324 during the same period last year.  This improvement was primarily the result of the realization of a net loss of $181,115 during the current six-month period compared with a net loss of $428,384 last year.

Investing Activities

During six-month period ended March 31, 2011, our investing activities provided $47,685 and provided $18,005 during the same period last year.  This increase was primarily to our spending only $1,027 on fixed assets during the current six-month period compared with $26,580 last year.

Financing Activities

During six-month period ended March 31, 2011, our financing activities provided $28,936 and provided $371,706 during the same period last year.  This decrease was primarily net proceeds from the sale of stock of $26,000 received during the current six-month period compared with $385,000 last year.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2011, the Company sold 10,000 shares of common stock at a price per share of $0.10 to one accredited investor for gross proceeds of $1,000.  For every share purchased, the investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share expire on March 20, 2012.   This sale was made under the exemption from registration provided by Regulation D, Rule 506.

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

May 16, 2011	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

May 16, 2011	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer and Principal Financial Officer