Form 10-Q
period 2011-06-30
SHOSHONE SILVER MINING CO INC
filed 2011-08-11
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 26, 2011
Common Stock ($0.10 par value)	43,531,037

SHOSHONE SILVER MINING COMPANY

FORM 10-Q
For the Quarter Ended June 30, 2011

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,791	$55,853
Deposits and prepaids	25,000	3,616
Supplies inventory	1,840	1,957
Total Current Assets	36,631	61,426

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,280,511	3,459,443
Accumulated depreciation	(1,670,544)	(1,553,772)
Total Property Plant and Equipment	1,609,967	1,905,671

MINERAL AND MINING PROPERTIES	2,381,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,595,378	1,537,944
Investments	107,707	132,430
Total Other Assets	1,703,085	1,670,374

TOTAL ASSETS	$5,731,052	$5,833,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$233,956	$242,915
Accrued expenses	-	13,022
Notes payable - current portion	-	4,279
Total Current Liabilities	233,956	260,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
43,531,037 and 42,659,037 shares issued and outstanding	4,353,104	4,265,904
Additional paid-in capital	4,176,444	4,148,550
Treasury stock	(201,853)	(206,253)
Accumulated deficit in exploration stage	(1,152,689)	(916,042)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	(10,428)	(51,053)
Total Stockholders' Equity	5,497,096	5,573,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,731,052	$5,833,840

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Nine-Month Period Ended		(beginning of
	June 30,	June 30,	June 30,	June 30,	exploration stage)
	2011	2010	2011	2010	to June 30, 2011

REVENUES	$28,885	$14,000	$47,885	$14,000	$209,585

COST OF REVENUES	-	-	-	-	228,828

GROSS PROFIT	28,885	14,000	47,885	14,000	(19,243)

OPERATING EXPENSES
General and administrative	15,441	273,569	141,107	381,035	1,352,225
Professional fees	10,826	18,610	62,717	105,052	1,245,027
Depreciation	43,493	44,376	134,682	133,234	777,525
Mining and exploration expenses	21,046	36,691	113,821	217,532	4,349,553
Net gain on sale of load claim	-	(175,000)	-	(175,000)	(368,907)
Total Operating Expenses	90,806	198,246	452,327	661,853	7,355,423

LOSS FROM OPERATIONS	(61,921)	(184,246)	(404,442)	(647,853)	(7,374,666)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	-	-	47,008
Cancellation of debt income	-	-	-	-	69,418
Dividend and interest income	19,146	18,233	57,500	54,875	337,289
Gain on sale of fixed assets	-	-	13,751	-	30,951
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(14)	(488)	(76)	(1,460)	(11,624)
Lease income	-	-	-	-	444,044
Loss on abandonment of asset	-	-	-	-	(20,000)
Net gain on settlement of lease dispute	-	-	85,000	-	85,000
Net (loss) gain on sale of investments	(12,743)	-	11,620	(590)	1,145,089
Other income/(expense)	-	-	-	142	197,349
Other-than-temporary impairment of investments	-	-	-	-	(149,279)
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Total Other Income (Expenses)	6,389	17,745	167,795	52,967	6,221,977

INCOME (LOSS) BEFORE INCOME TAXES	(55,532)	(166,501)	(236,647)	(594,886)	(1,152,689)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(55,532)	(166,501)	(236,647)	(594,886)	(1,152,689)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	1,153	(6,188)	40,625	(64,716)	(10,428)

NET COMPREHENSIVE INCOME (LOSS)	$(54,379)	$(172,689)	$(196,022)	$(659,602)	$(1,163,117)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	43,486,593	39,480,329	43,197,486	37,738,427

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	43,486,593	39,480,329	43,197,486	37,738,427

			Period from
			January 1, 2000
			(beginning of
	Nine-Month Period Ended June 30,		exploration stage)
	2011	2010	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(236,647)	$(594,885)	$(1,152,689)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(57,434)	(54,699)	(230,015)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	13,600	9,000	308,100
Common stock issued for services	54,200	200,900	458,686
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	143,298	150,264	808,594
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	(13,751)	-	(30,951)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(11,620)	589	(1,145,089)
Net gain on sale of lode claim	-	(175,000)	(368,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Treasury stock issued for services	-	26,100	53,420
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(18,959)	(82,670)	142,710
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(13,022)	(8,966)	(3,984)
Change in deposits and prepaids	(10,000)	(5,761)	11,248
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	117	111	10,892
Net cash used in operating activities	(150,218)	(535,017)	(4,258,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	800	-	18,000
Proceeds from sale of investments	76,968	44,585	4,704,453
Proceeds from sale of lode claim	-	175,000	188,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(1,027)	(37,709)	(1,081,509)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	-	(4,059,939)
Net cash provided by investing activities	76,741	181,876	2,518,512

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(41,220)
Net proceeds from sale of common stock	26,000	704,155	1,973,725
Payment made on long-term note payable	(4,279)	(22,272)	(268,818)
Payment of common stock subscriptions	-	-	20,225
Proceeds from sale of treasury stock	5,694	-	5,694
Net cash (used in) provided by financing activities	27,415	681,883	1,689,606

Net increase (decrease) in cash	(46,062)	328,742	(50,198)

Cash, beginning of period	55,853	23,566	59,989

Cash, end of period	$9,791	$352,308	$9,791

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$1,461	$10,080
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building and prepaid expense	$10,000	$-	$60,000
Common stock issued for purchase of equipment, mining properties and prepaid expense	$20,000	$-	$160,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$175,000	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$15,933	$1,865,363
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$120,000
Note receivable in connection with sale of lode claim	$-	$-	$108,156
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

Shoshone Silver Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
June 30, 2011

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three- and nine-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Investments	$107,707	$107,707	$-	$-
Note Receivable (net of discount)	1,595,378	-	1,595,378	-
Total Assets Measured at Fair Value	$1,703,085	$107,707	$ 1,595,378	$-

Going Concern

As shown in the accompanying financial statements, the Company has limited cash and limited revenues and incurred an accumulated deficit of $2,820,171 from inception through June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
Administrative:
Building	$-	$167,129
Equipment	651,327	652,156
Furniture	-	12,000
	651,327	831,285
Lakeview:
Building	56,255	56,255
Equipment	393,687	393,687
Mill	1,539,282	1,539,282
	1,989,224	1,989,224
Warren:
Building	379,960	378,934
Equipment	260,000	260,000
	639,960	638,934
Total	3,280,511	3,459,443
Less: Accumulated Depreciation	(1,670,544)	(1,553,772)
Property, Plant & Equipment, net	$1,609,967	$1,905,671

Depreciation expense was $43,493 for the three-month period ended June 30, 2011 and $44,376 for the comparable period last year.

Depreciation expense was $134,682 for the nine-month period ended June 30, 2011 and $133,234 for the comparable period last year.

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000.  See Note 9.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the three and nine-month periods ended June 30, 2011, $19,145 and $57,434, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,595,378 at June 30, 2011.

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

The following summarizes the investments at June 30, 2011:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$7,151
Lucky Friday Extension	5,000	250	350
Merger Mines	729,299	103,885	87,516
New Jersey Mining	52,857	12,686	10,572
Subtotal	1,337,256	117,534	105,588

Silver Coins & Bars	61	735	2,118

Total at June 30, 2011	1,337,317	$118,269	$107,707

The Company had an unrealized holding gain during the three-month period ended June 30, 2011 of $1,153 compared with a loss of $6,188 in the same period last year.

The Company had an unrealized holding gain during the nine-month period ended June 30, 2011 of $40,625 compared with a loss of $64,716 in the same period last year.

Unrealized holding gains and losses are recorded on the statements of operations as other comprehensive income (loss) and included on the balance sheet in other accumulated comprehensive income.

During the three-month period ended June 30, 2011, the Company recognized $12,743 of net loss on the sale of available-for-sale securities and silver coins and bars previously included in accumulated other comprehensive income as compared with zero net gain or loss during the same period last year.

During the nine-month period ended June 30, 2011, the Company recognized $11,620 of net gain on the sale of available-for-sale securities and silver coins and bars previously included in accumulated other comprehensive income as compared with a net loss of $590 during the same period last year.

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

During the fiscal 2011 first quarter, the Company issued 176,000 shares of common stock to five of its directors in exchange for services valued at $35,200.

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

During the fiscal 2011 second quarter, the Company issued 100,000 shares of common stock in exchange for mineral properties valued at $10,000.

During the fiscal 2011 second quarter, the Company issued 10,000 shares of common stock to one investor for $1,000 in cash.  For every share purchased, the investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and expire on March 20, 2012.

During the fiscal 2011 second quarter, the Company issued 100,000 shares of common stock in exchange for exploration expenses valued at $10,000.

NOTE 7:  TREASURY STOCK

The Company held 778,986 and 818,986 shares of treasury stock at June 30, 2011 and September 30, 2010, respectively.

During the three-month period ended December 31, 2010, the Company sold 40,000 treasury shares for cash of $5,694.  The treasury shares had a cost of $0.11 per share.

NOTE 8: NET GAIN ON SETTLEMENT OF LEASE DISPUTE

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

NOTE 9: NON-MONETARY EXCHANGE

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000 and the Company recorded a gain of $13,476 related to this exchange.  See Note 3.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During the prior fiscal year, our test runs generated revenues of $20,111 from the sale of concentrate to the smelter and generated $47,885 during the first nine months of fiscal 2011.  Our long-term goal is to mine and mill silver at our Lakeview property.

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

Going Concern

As shown in the accompanying financial statements, we have had limited revenues and incurred an accumulated deficit of $2,820,171 from inception through June 30, 2011.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement our business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three- and Nine-Month Periods Ended June 30, 2011 and 2010:

Results of Operations

The following table set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 2011, compared with the same periods in the prior year.  These tables are provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change

Revenues	$28,885	$14,000	$14,885	106.32%
Cost of Revenues	-	-	-	0.00%
Gross Profit	28,885	14,000	14,885	106.32%
General and administrative	15,441	273,569	(258,128)	-94.36%
Professional fees	10,826	18,610	(7,784)	-41.83%
Depreciation	43,493	44,376	(883)	-1.99%
Mining and exploration expenses	21,046	36,691	(15,645)	-42.64%
Net gain on sale of load claim	-	(175,000)	175,000	-100.00%
Total Operating Expenses	90,806	198,246	(107,440)	-54.20%
Loss from Operations	(61,921)	(184,246)	122,325	-66.39%
Other Income (Expense)
Dividend and interest income	19,146	18,233	913	5.01%
Interest expense	(14)	(488)	474	-97.13%
Net gain (loss) on sale of securities	(12,743)	-	(12,743)	0.00%
Total Other Income (Expense)	6,389	17,745	(11,356)	-64.00%
Net (Loss) Income	$(55,532)	$(166,501)	$110,969	-66.65%

	Nine-Month Period Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change

Revenues	$47,885	$14,000	$33,885	242.04%
Cost of Revenues	-	-	-	0.00%
Gross Profit	47,885	14,000	33,885	0.00%
General and administrative	141,107	381,035	(239,928)	-62.97%
Professional fees	62,717	105,052	(42,335)	-40.30%
Depreciation	134,682	133,234	1,448	1.09%
Mining and exploration expenses	113,821	217,532	(103,711)	-47.68%
Net gain on sale of load claim	-	(175,000)	175,000	-100.00%
Total Operating Expenses	452,327	661,853	(209,526)	-31.66%
Loss from Operations	(404,442)	(647,853)	243,411	-37.57%
Other Income (Expense)
Dividend and interest income	57,500	54,875	2,625	4.78%
Gain on sale of fixed assets	13,751	-	13,751	100.00%
Interest expense	(76)	1,460	(1,536)	-105.21%
Net gain on settlement of lease dispute	85,000	-	85,000	100.00%
Net gain (loss) on sale of securities	11,620	(590)	12,210	-2069.49%
Other income (expense)	-	142	(142)	-100.00%
Total Other Income (Expense)	167,795	55,887	111,908	200.24%
Net (Loss) Income	$(236,647)	$(591,966)	$355,319	-60.02%

Overview of Operating Results

The decrease in net loss during the three- and nine-month periods ended June 30, 2011, were primarily attributable to decreases in professional fees and exploration expenses as we continued to align our expenditures with our capital resources.  The results of the nine-month period ended June 30, 2011, were also positively impacted by the receipt of $85,000 from the settlement of a lease dispute.

Operating Expenses

The decrease in our operating expenses primarily reflects our continuing efforts to control costs and improve efficiencies.  For example, we had five employees by the end of the first quarter of fiscal 2011 compared with eight at the end of the same quarter last year.  We had no employees on payroll during either the second or third quarters of 2011 compared with five and four during the second and third quarters of fiscal 2010, respectively.

Also contributing to the improvement during the three- and nine-month periods ended June 30, 2011, was the issuance of 1,250,000 common shares in the third quarter of fiscal 2010 to four directors in exchange for services valued at $200,000.  There was no comparable issuance in the fiscal 2011 year-to-date period.

Other Income (Expenses)

The decrease in other income (expense) during the fiscal 2011 third quarter was primarily due to the realization of a net loss of $12,743 on the sale of investments.  There was no comparable net loss or gain in the fiscal 2010 third quarter.

The increase in other income (expense) during the nine-month period ended June 30, 2011, was primarily due to our receipt of $85,000 in connection with the settlement of a lease. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  During the first quarter of fiscal 2011, we assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

Also contributing to this increase during the nine-month period ended June 30, 2011, was the net gain on the sale of fixed assets of $13,751.  During the second quarter of fiscal 2011, we exchanged our 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000.

Overview of Financial Position

At June 30, 2011, we had cash of $9,791 and total liabilities of $233,956.  During the first nine months of fiscal 2011, we raised $26,000 in net proceeds from the issuance of 260,000 shares of our common stock.  Also, we received $85,000 in lease income as a settlement from a mining company that had filed for relief under Chapter 11 of the United States Bankruptcy Code.  These proceeds were used primarily to continue limited activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At June 30, 2011, property, plant and equipment before accumulated depreciation totaled $3,280,511, a decrease of $178,932, from $3,459,443 at September 30, 2010.  This decrease was primarily related to the exchange of our 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims.  This non-monetary exchange was valued at $175,000.

See “Note 3. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On June 30, 2011, we had notes receivable, net of discount, of $1,595,378 compared with $1,537,944 at September 30, 2010.  The increase related entirely to the amortization of the discount into interest income.

See “Note 4. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at June 30, 2011, was $107,707, a decrease of $24,723 from the September 30, 2010, balance of $132,430.  This decrease was primarily due to the sale of 224,000 shares of common stock and 1,195 ounces of silver during the first nine months of fiscal 2011.

See “Note 5:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,497,096 at June 30, 2011, a decrease of $76,528 from $5,573,624 at September 30, 2010.  The decrease in total stockholders’ equity was primarily due to a net loss from operations of $236,647 realized during the first nine months of fiscal 2011.  This was partially offset by an unrealized holding gain of $40,625 on our investments and, to a lesser extent, the issuance of 260,000 common shares for $26,000 in cash.

See “Note 5: Investments” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During the nine-month period ended June 30, 2011, our operating activities used $150,218 and used $535,017 during the same period last year.  This improvement was primarily the result of the realization of a net loss of $236,647 during the current nine-month period compared with a net loss of $594,885 last year.

Investing Activities

During the nine-month period ended June 30, 2011, our investing activities provided $76,741 and provided $181,876 during the same period last year.  This increase was primarily due to proceeds from the sale of lode claim of $175,000 in the fiscal 2010 first nine-month period compared with none during the same period in fiscal 2011.  This was negative impact was partially offset by our spending only $1,027 on fixed assets during the current nine-month period compared with $37,709 last year.

Financing Activities

During the nine-month period ended June 30, 2011, our financing activities provided $27,415 and provided 681,883 during the same period last year.  This decrease was primarily net proceeds from the sale of stock of $26,000 received during the current six-month period compared with $704,155 last year.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

SHOSHONE SILVER MINING COMPANY
(Registrant)

August 11, 2011	By:	/s/ Lex Smith
Date		Lex Smith
President and Principal Executive Officer

August 11, 2011	By:	/s/ Melanie Farrand
Date		Melanie Farrand
Treasurer and Principal Financial Officer