Form 10-K
period 2011-09-30
SHOSHONE SILVER MINING CO INC
filed 2011-12-23
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-31184

SHOSHONE SILVER MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3714 W. Industrial Loop, Coeur d’Alene, ID	83815
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (208) 664-0620

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2011, the last business day of the registrant’s most recently completed second quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $5,762,433.

There were 52,926,704 shares of the registrant’s $0.10 par value common stock outstanding on December 13, 2011.

FORM 10-K
For the Fiscal Year Ended September 30, 2011

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

EXPLORATION PROPERTIES

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview & Keep Cool		783	15	24
Millsite		13	1
Drumheller		111	6
Auxer		40	-	2
Talache		40	-	2
Subtotal		987	22	28

Silver Valley	Shoshone County, Idaho
Shoshone		96	5	-
Bullion		138	7	-
Subtotal		234	12	-

Central Idaho
Rescue		1,720	-	84
Iola		70	5	-
Silver King		174	12	-
Kimberly		480	-	24
Subtotal		2,444	17	108

North Idaho	Boundary County, Idaho
Regal		80	-	4
		80	-	4

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16

Arizona Gold	Arizona
Western Gold	Mohave County	240	-	13
Gold Road	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32

Washington
Shaft Claims		380	-	19

Mexico Properties	Mexico
Other Mexican Properties	State of Sonora, Mexico	N/A	N/A	N/A

Idaho Lakeview District Holdings

We have a group of patented and unpatented properties located in Bonner County near the Shoshone milling facility commonly referred to as the Idaho Lakeview District Properties.  This group includes the Idaho Lakeview, Weber, Keep Cool, Auxer and Talache properties.

Idaho Lakeview, Keep Cool, Weber and Drumheller

The Idaho Lakeview, Weber, Keep Cool and Durmheller groups are located contiguously around an area of Bonner County near our Idaho Lakeview Mill.

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

In order to retain title to the Idaho Lakeview, Weber and Keep Cool, we must pay annually assessed property taxes to Bonner County, Idaho on the 15 patented claims within the group and annual Bureau of Land Management Maintenance Fees totaling $3,360 ($140 per claim, for the 24 unpatented claims)

During fiscal 2011, we issued 100,000 shares of our common stock valued at $10,000 in exchange for three acres contiguous with our Lakeview mining properties.

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

A limited amount of material was removed from the Weber Pit in the late 1970’s and early 1980’s. Exact quantities are unknown.

We conducted exploration drilling from the surface in 2008

Development Activities:

In 2008, we completed the refurbishment of the Lakeview Mill.  This refurbishment included repairs and updates to the existing equipment and electrical infrastructure and installation of a new water management system.  The mill has since been processing previously mined and stockpiled mineralized material.  Concentrates from milling activities are being stored at the mill facility.  During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  Through fiscal 2011 we have generated revenues of $67,996 from the sale of concentrate to the smelter.

Exploration and Development Plans:

During 2008, we conducted trenching and sampling on a portion of the Weber Shear between the Weber and Keep Cool Mines.  Also, during 2008, we conducted exploration drilling from the surface over a portion of the properties.

Production Plans:

We will continue milling previously mined and stockpiled mineralized materials in 2012 when snow no longer makes the roads impassable.  Additionally, Shoshone plans to engage in limited surface mining in the Weber shear as it extends from the Weber to the Keep Cool on its patented ground provided initial drilling substantiates the continued mineralization of the shear at or near the surface.

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

We believe that, when compared to the market value of the property, the deferred costs of $344,690 have not suffered impairment. Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

Drumheller Group

We own 6 patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  We issued 109,141 shares of our common stock to acquire these claims in February 1984.

During 2006, we sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note for $120,000.  During 2009, due to non-payment of the note receivable, we received a Quitclaim Deed releasing the property that was the collateral of the note receivable.  We determined the fair value of the reclaimed property to be $131,553 which is included in our financial statements under mining properties.

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

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

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

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

Silver Valley Holdings

Shoshone has two holdings in Idaho’s Silver Valley: the Shoshone and Bullion Groups.

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

Land Status:

The Shoshone Group consists of 5 patented lode claims totaling 96 acres in the St. Joe Mining District.  Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho.  During 2011, we paid $61 in property taxes on this property.  We have not made improvements to the property.

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

Land Status:

The Bullion Group consists of 7 patented lode claims totaling 138 acres. Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho.  During 2011, we paid $100 in property taxes on this property.  We have not made improvements to the property.

Geology:

The rocks in the Bullion Group are the same geologic setting as the Shoshone Group of claims belonging to the Precambrian lower Wallace formation.

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

Land Status:

We hold 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho.  Title to the property is maintained by annual payment of BLM Maintenance Fees of $11,760. There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  There is a 43-101 Report which was completed in 2008.

Exploration and Development plans

During 2009, we conducted certain exploration activities before temporarily suspending work at this site.  Work at the Rescue Mine resumed in June, 2010.  The first priority has been to finish upgrading and renovating the mill.  Once this mill work is completed, the mill will be started up and test runs on stockpiled ore will be conducted.  The 200 level portal is scheduled to be reopened so that mine development can resume.  This work required some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal was accomplished.  This new decline portal will provide access to un-mined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation drift for the mine ventilation system.

Electrical work, which included installation of electrical panels, lights and power outlets, was completed in the large staging building, which was erected next to the mill portal last summer to service operations in the Rescue Mine.  The new building is now fully MSHA compliant.  Additionally, a diesel generator was installed to provide power to the mine as part of Shoshone’s ongoing preparations to bring the Rescue Mine and mill back into full operation.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $757,531 have not suffered impairment.  Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

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

Land Status:

We hold 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.  Title to the property is maintained by annual payment of BLM Maintenance Fees of $3,360. There is a 43-101 Report which was completed in 2008.

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

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $927,595 have not suffered impairment.  Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

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

Impairment:

We believe that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at September 30, 2011, we did not consider a write-down to the carrying cost necessary.

Montgomery Mine Group

During fiscal 2011, we received $50,000 related to the sale to an unrelated party of our Montgomery claims.  The entire proceeds of $50,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on our Consolidated Statements of Operations.

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

Exploration Plans:

We anticipate developing exploration plans in fiscal 2012.

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

Land Status:

We hold 19 unpatented mining claims covering 380 acres in central Washington.   Title to the property is maintained by annual payment of BLM Maintenance Fees of $2,660.  The claims are located within the heart of the Wenatchee Gold Belt.  We have not improved the property.  Power and water sources are unknown.

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

EMPLOYEES

At September 30, 2011, we had 9 employees, four of whom are both officers and directors.

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

Our interests in exploration properties are described in Item 1.

We owned a 50% unencumbered interest in a commercial office building in Coeur d’Alene, Idaho.  During the second quarter of fiscal 2011, we exchanged this 50% interest for certain patented lode mining claims located in the Silver Valley, Idaho commonly known as the Leadville claims.  Subsequently, in the fourth quarter of fiscal 2011, we sold these patented load claims for $225,000 and recorded a $50,000 gain.

Our executive offices are located at 3714 W Industrial Loop, Coeur d’Alene, ID, 83815 and our telephone number is (208) 664-0620.   We lease our office space under a year-to-year lease for monthly rent payments of $1,200.

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

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Lex Smith	59	President and Director
Carol Stephan	70	Secretary and Chairman of the Board
Melanie Farrand	56	Treasurer and Director
Don Rolfe	74	Vice President and Director
Edward Lehman	54	Director

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

Don Rolfe brings a wealth of knowledge and experience to the Company.  Don is a graduate of the Montana School of Mines, and a seasoned mine engineer with over 30 years of industry management experience.  He has extensive experience with a variety of minerals; including silver, gold, bentonite clay, phosphate, uranium and tungsten, built during his tenure with some of the leading US mining companies, including Anaconda, Hecla, Union Carbide, Homestake, and most recently served as President and Director of Kimberly Gold Mines, Inc.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the OTCQB under the trading symbol SHSH.OB.   Summary trading by quarter for fiscal 2011 and 2010 are as follows:

Fiscal Quarter	High (a)	Low (a)

2011
Fourth Quarter	$ 0.20	$ 0.11
Third Quarter	$ 0.16	$ 0.10
Second Quarter	$ 0.20	$ 0.13
First Quarter	$ 0.32	$ 0.13

2010
Fourth Quarter	$ 0.15	$ 0.08
Third Quarter	$ 0.18	$ 0.11
Second Quarter	$ 0.20	$ 0.13
First Quarter	$ 0.24	$ 0.13

(a) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2011, we had approximately 1,635 holders of record of our common stock.

The Company has not paid any dividends since our inception and do not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

The Company has no equity compensation plan or plans.

Unregistered Sales of Equity Securities

During the three-month period ended September 30, 2011, we sold 7,556,667 shares of common stock at a price per share of $0.15 to 12 accredited investors for gross proceeds of $1,133,500.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.25 per share and expire on August 1, 2013.   This sale was made under the exemption from registration provided by Regulation D, Rule 506.

Purchases of Equity Securities by the Issuer

On July 7, 2011, we repurchased 70,000 shares of our common stock for $9,396, or an average price of $0.13 per share.  This repurchase was not part of a publicly announced plan or program and the shares were repurchased on the open market.  We currently do not have any plans to repurchase additional shares of our common stock.

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During the prior fiscal year, our test runs generated revenues of $20,111 from the sale of concentrate to the smelter and generated $47,885 during fiscal 2011.  Our long-term goal is to mine and mill silver at our Lakeview property.

Rescue Mine Property

Our first priority has been the upgrading and renovating the mill at the Rescue Mine Property.  Once this work is completed, test runs on stockpiled ore will be conducted.

2011 Work Season - Mine development required some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal was accomplished.  This new decline portal will provide access to un-mined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation.

Electrical work, which included installation of electrical panels, lights and power outlets, was completed in the large staging building, which was erected next to the mill portal last summer to service operations in the Rescue Mine.   The new building is fully MSHA compliant.  Additionally, a diesel generator was installed to provide power to the mine as part of our ongoing preparations to bring the Rescue Mine and mill back into full operation.

Please refer to our discussion regarding our ability to continue as a going concern below for further details.

Going Concern

As shown in the accompanying financial statements, we typically have limited cash and limited revenues and have incurred an accumulated deficit of $3,105,117 from inception through September 30, 2011.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, we raised $1,159,500 from the issuance of 7,816,667 shares of our common stock.

Currently, we anticipate raising the majority of the remaining $1,000,000 through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Comparison of fiscal 2011to fiscal 2010:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2011 as compared to fiscal 2010.  This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2011	2010	$Change	% Change

Revenues	$47,885	$20,111	$27,774	138.1%
Cost of Revenues	-	-	-	0.0%
Gross Profit	47,885	20,111	27,774	138.1%
General and administrative	241,965	536,656	(294,691)	-54.9%
Professional fees	93,523	123,445	(29,922)	-24.2%
Depreciation	177,100	178,804	(1,704)	-1.0%
Mining and exploration expenses	324,802	542,724	(217,922)	-40.2%
Net gain on sales of load claims	(100,000)	(175,000)	75,000	-42.9%
Total Operating Expenses	737,390	1,206,629	(469,239)	-38.9%
Loss from Operations	(689,505)	(1,186,518)	497,013	-41.9%
Other Income (Expense)
Dividend and interest income	76,965	73,467	3,498	4.8%
Gain on sales of fixed assets	10,915	5,000	5,915	118.3%
Interest expense	(503)	(4,242)	3,739	-88.1%
Net (loss) gain on sale of securities	(4,551)	1,036	(5,587)	-539.3%
Net gain on settlement of lease dispute	85,000	-	85,000	100.0%
Other income (expense)	86	142	(56)	-39.4%
Other-than-temporary impairment of investments	-	(47,800)	47,800	-100.0%
Bad debt recovery	-	47,008	(47,008)	-100.0%
Cancellation of debt income	-	69,418	(69,418)	-100.0%
Total Other Income (Expense)	167,912	144,029	23,883	16.6%
Net (Loss) Income	$(521,593)	$(1,042,489)	$520,896	-50.0%

Overview of Operating Results

The decrease in net loss in fiscal 2011 from fiscal 2010 was primarily due to decreases in virtually all administrative expenses, but primarily payroll expenses and director fees.  Also contributing to the decrease in net loss in fiscal 2011 was a significant reduction in mining and exploration expenses as well as the receipt of $85,000 in net proceeds from the settlement of a lease dispute.

Partially offsetting these positive impacts was the recognition in fiscal 2010 of $69,418 in cancellation of debt income versus none in fiscal 2011 as well as the fiscal 2010 receipt of a previously written off receivable totaling $47,008.  Additionally, we realized $175,000 from the sale of one lode claim in fiscal 2010 compared with $100,000 from the sale of two lode claims in fiscal 2011.

Operating Expenses

In general, our operating expenses continued to decrease in fiscal 2011 as we reduced expenditures to align our operations with our sources of capital.  This action was similar to that which we undertook in fiscal 2010.  In fiscal 2011 we temporarily ceased operations at our Lakeview property, just as we did in fiscal 2010, and we temporarily furloughed all employees from February 2011 through June 2011 which was several months longer than in 2010.  In June 2011, we resumed limited operations at our Lakeview property and re-hired two individuals.  Going forward we expect our administrative expenses to remain near fiscal 2011 levels.

Our general and administrative expenses decreased by $294,691 in fiscal 2011 from last year.  This decrease was primarily the result of the fiscal 2010 issuance of 1,250,000 shares of common stock to four directors in exchange for services valued at $200,000.  In fiscal 2011, we issued 176,000 share of common stock to five directors in exchange for services valued at $35,200.  Our exploration expenses decreased by $217,922 in fiscal 2011 from last year which was primarily due to drilling expenses at our Lakeview property totaling $234,014 in fiscal 2010 compared with $65,000 in fiscal 2011.

Partially offsetting these positive impacts was a decrease of $75,000 in net gain from the sales of lode claims.  In fiscal 2010, we recorded a gain of $175,000 from the sale of our North Osburn claims located in the Silver Valley.  In fiscal 2011, we recorded a gain of $100,000 from the sale of our Leadville and Montgomery claims located in the Silver Valley and in Boundary County, respectively.   See “Note 13. Sales of Lode Claims” to our consolidated financial statements for further details.

Other Income (Expenses)

Total other income (expenses) improved from a net income of $144,029 in fiscal 2010 to a net income of $167,912 in fiscal 2011.  This improvement was primarily due to the fiscal 2011 receipt of $85,000 in net proceeds from the settlement of a lease dispute and, to a lesser extent, an impairment charge of $47,008 recorded in fiscal 2010 compared with none in fiscal 2011.  Partially offsetting these positive impacts was the recognition in fiscal 2010 of $69,418 in cancellation of debt income versus none in fiscal 2011 as well as the fiscal 2010 receipt of a previously written off receivable totaling $47,008.

During fiscal 2011, we received $85,000 in connection with the settlement of a lease. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  We subsequently assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

At September 30, 2010, we determined that certain of our available-for-sale securities had experienced an impairment that was other-than-temporary.  Key factors used in determining whether or not the impairment was other-than-temporary included the length of time and the extent to which the market value of the securities had been below their cost.  In connection with this determination, we recognized an impairment charge of $47,800.  During fiscal 2011, we determined that our investments had not suffered further impairment.

During fiscal 2010, we determined that the balance of $69,418 remaining in the accounts payable we assumed with the acquisition of Kimberly Gold Mines, Inc. was not going to be settled.  Accordingly, we made an entry to remove the accounts payable and to record cancellation of debt income of $69,418.   Additionally, during fiscal 2010, we received a payment of $47,008 on a receivable we had previously written off.  This payment was presented as a component of our fiscal 2010 other income (expense).

Overview of Financial Position

At September 30, 2011, we had cash of $942,428, total liabilities of $53,155 and working capital of $934,410.  During fiscal 2011, we raised $1,159,500 in net proceeds from the issuance of 7,816,667 shares of our common stock.  Also, during fiscal 2011, we received $275,000 from the sale of two lode claims and we received $85,000 in lease income as a settlement from a mining company that had filed for relief under Chapter 11 of the United States Bankruptcy Code.  These proceeds were used primarily to continue limited activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At September 30, 2011, property, plant and equipment before accumulated depreciation totaled $3,255,558, a decrease of $203,885, from $3,459,443 at September 30, 2010.  This decrease was primarily related to the exchange of our 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims.  This non-monetary exchange was valued at $175,000.  Also contributing to this decrease, although to a lesser extent, was our disposal of certain obsolete assets with a historical cost of $40,693 and accumulated depreciation of $37,855.

See “Note 5. Property, Plant and Equipment” to our consolidated financial statements for further details.

Notes Receivable

On September 30, 2011, we had a long-term note receivable, net of discount, of $1,614,841 compared with $1,537,944 at September 30, 2010.  The increase related entirely to the amortization of the discount into interest income.

See “Note 7. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at September 30, 2011, was $18,669, a decrease of $113,761 from the September 30, 2010, balance of $132,430.  This decrease was primarily due to the sale of 943,299 shares of common stock and 1,195 ounces of silver during fiscal 2011.

See “Note 8:  Investments” to our consolidated financial statements for further details.

Accounts Payable

Our accounts payable were $53,155 at September 30, 2011, a decrease of $189,760 from the September 30, 2010, balance of $242,915.  The balance at the end of fiscal 2010 was comprised almost entirely of a payable related to exploratory work being conducted at our Rescue Mine which was paid during fiscal 2011.

Stockholders’ Equity

Our total stockholders’ equity was $6,354,741 at September 30, 2011, an increase of $781,117 from $5,573,624 at September 30, 2010.  This increase was primarily due to the issuance of 7,816,667 shares of our common stock for net proceeds of $1,159,500.  Partially offsetting this negative impact was a net loss of $522,993 incurred during fiscal 2011.

See “Note 9: Common Stock” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During fiscal 2011, our operating activities used $687,259 and used $796,743 during fiscal 2010.  This improvement was primarily the result of the realization of a net loss of $521,593 during fiscal 2011 period compared to a net loss of $1,042,489 realized during fiscal 2010.   Partially offsetting this positive impact was a decrease in accounts payable during fiscal 2011 of $199,760 compared with an increase of $152,710 in fiscal 2010.

Investing Activities

During fiscal 2011, our investing activities provided $422,315 and provided $151,412 during fiscal 2010.  This improvement was primarily due to the year-over-year increase in the proceeds from sale of investment of $118,697.  In fiscal 2011 we sold 943,299 shares of common stock and 1,195 ounces of silver compared with 250,000 shares of common stock and 1,676 ounces of silver last year.  Also contributing to the increase were net proceeds from the sales of lode claims of $275,000 in fiscal 2011 compared with $175,000 a year ago.

See “Note 8:  Investments” and “Note 13: Sales of Lode Claims” to our consolidated financial statements for further details.

Financing Activities

During fiscal 2011, our financing activities provided $1,151,519 and provided $677,618 during fiscal 2010.  This increase was primarily due to net proceeds of $1,159,500 received from the issuance of common stock during fiscal 2011, compared with $705,155 during fiscal 2010.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shoshone Silver Mining Company

We have audited the accompanying consolidated balance sheet of Shoshone Silver Mining Company and subsidiaries as of September 30, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended September 30, 2011 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements the period from January 1, 2000 (inception of exploration stage) to September 30, 2010 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 23, 2010.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver Mining Company and subsidiaries as of September 30, 2011, and the results of its operations and its cash flows for the year ended September 30, 2011 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

December 15, 2011

This is the report of BehlerMick PS from the prior year and this report has not been reissued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shoshone Silver Mining Company

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

/s/BehlerMick PS

BehlerMick PS
Spokane, Washington
December 23, 2010

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$942,428	$55,853
Deposits and prepaids	48,780	3,616
Supplies inventory	1,777	1,957
Total Current Assets	992,985	61,426

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,255,558	3,459,443
Accumulated depreciation	(1,675,106)	(1,553,772)
Total Property Plant and Equipment	1,580,452	1,905,671

MINERAL AND MINING PROPERTIES	2,206,369	2,196,369

OTHER ASSETS
Notes receivable (net of discount)	1,614,841	1,537,944
Investments	18,669	132,430
Total Other Assets	1,633,510	1,670,374

TOTAL ASSETS	$6,413,316	$5,833,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53,155	$242,915
Accrued expenses	5,420	13,022
Notes payable	-	4,279
Total Current Liabilities	58,575	260,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
51,087,704 and 42,659,037 shares issued and outstanding	5,108,770	4,265,904
Additional paid-in capital	4,554,963	4,148,550
Treasury stock	(206,894)	(206,253)
Accumulated deficit in exploration stage	(1,437,635)	(916,042)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	3,019	(51,053)
Total Stockholders' Equity	6,354,741	5,573,624

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,413,316	$5,833,840

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended September 30,		exploration stage)
	2011	2010	to September 30, 2011

REVENUES	$47,885	$20,111	$209,585

COST OF REVENUES	-	-	228,828

GROSS PROFIT (DEFICIT)	47,885	20,111	(19,243)

OPERATING EXPENSES
General and administrative	241,965	536,656	1,453,083
Professional fees	93,523	123,445	1,275,833
Depreciation	177,100	178,804	819,943
Mining and exploration expenses	324,802	542,724	4,560,534
Net gain on sales of load claims	(100,000)	(175,000)	(468,907)
Total Operating Expenses	737,390	1,206,629	7,640,486

LOSS FROM OPERATIONS	(689,505)	(1,186,518)	(7,659,729)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	47,008	47,008
Cancellation of debt income	-	69,418	69,418
Dividend and interest income	76,965	73,467	356,754
Gain on sales of fixed assets	10,915	5,000	28,115
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(503)	(4,242)	(12,051)
Lease income	-	-	444,044
Loss on abandonment of asset	-	-	(20,000)
Net (loss) gain on sale of investments	(4,551)	1,036	1,128,918
Net gain on settlement of lease dispute	85,000	-	85,000
Other income (expense)	86	142	197,435
Other-than-temporary impairment of investments	-	(47,800)	(149,279)
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	167,912	144,029	6,222,094

LOSS BEFORE INCOME TAXES	(521,593)	(1,042,489)	(1,437,635)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET LOSS	(521,593)	(1,042,489)	(1,437,635)

OTHER COMPREHENSIVE LOSS
Net annual changes in accummulated other comprehensive income (loss)	54,072	(39,839)	3,019

NET COMPREHENSIVE LOSS	$(467,521)	$(1,082,328)	$(1,434,616)

NET LOSS PER COMMON SHARE, BASIC	$(0.01)	$(0.03)

NET LOSS PER COMMON SHARE, DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	43,392,440	38,982,098

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	43,392,440	38,982,098

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended September 30,		exploration stage)
	2010	2009	to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(521,593)	$(1,042,489)	$(1,437,635)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(76,897)	(73,235)	(249,478)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	3,320	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	(69,418)	(69,418)
Common stock issued for mining and exploration expenses	13,600	9,000	308,100
Common stock issued for services	54,200	200,900	458,686
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	193,216	201,257	858,512
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	(10,914)	(5,000)	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	47,800	149,279
Net gain on sale of lode claim	(100,000)	(175,000)	(468,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	4,551	(1,036)	(1,128,918)
Treasury stock issued for services	5,040	26,100	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities
Change in accounts payable	(199,760)	152,710	(38,091)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(7,602)	(66,129)	1,436
Change in deposits and prepaids	(41,280)	(5,761)	(20,032)
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	180	238	10,955
Net cash used in operating activities	(687,259)	(796,743)	(4,795,357)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	800	5,000	18,000
Proceeds from sale of investments	163,282	44,585	4,790,767
Proceeds from sale of lode claim	275,000	175,000	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(16,767)	(73,173)	(1,097,249)
Purchase of mineral and mining properties	-	-	(76,472)
Purchases of investments	-	-	(4,059,939)
Net cash provided by investing activities	422,315	151,412	2,864,086

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	(9,396)	-	(50,616)
Net proceeds from sale of common stock	1,159,500	705,155	3,107,225
Net proceeds from sale of treasury stock	5,694	-	5,694
Payment made on long-term note payable	(4,279)	(27,537)	(268,818)
Payment of common stock subscriptions	-	-	20,225
Net cash (used in) provided by financing activities	1,151,519	677,618	2,813,710

Net increase in cash	886,575	32,287	882,439

Cash, beginning of period	55,853	23,566	59,989

Cash, end of period	$942,428	$55,853	$942,428

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$503	$2,698	$10,507
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building and prepaid expense	$10,000	$-	$60,000
Common stock issued for purchase of equipment, mining properties and prepaid expense	$20,000	$-	$160,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$175,000	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$15,933	$108,156
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

								Accumulated
	Common Stock							Other	Total
	Number		Additional	Treasury		Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stock	Stock Options	Receivable	Deficit	Income	Equity

Balance December 31, 1999 as originally stated	9,030,660	$903,066	$1,597,425	$(65,733)	$-	$-	$21,834	$-	$2,456,592
Net adjustments for the following:
Overstated mining property investments	-	-	-	-	-	-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-	990,000	-	-	-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-	-	-	-	-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367	-	-	-	-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000	48,500	-	-	-	(89,500)	-	-
Stock options and payables for unrecorded attorney fees	-	-	-	-	12,221	-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-	-				(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-	-	-	-	-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433	$2,635,925	$(65,733)	$12,221	$-	$(1,667,482)	$-	$1,912,364
Issuance of stock for services at a price of $0.20 per share	5,000	500	500	-	-	-	-	-	1,000
Net loss for year ending December 31, 2000	-	-	-	-	-	-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(1,879,530)	$-	$1,701,316
Net loss for year ending December 31, 2001	-	-	-	-	-	-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933	$2,636,425	$(65,733)	$12,221	$-	$(2,107,689)	$-	$1,473,157
Treasury stock issued for services at a price of $0.10 per share	-	-	(1,080)	11,880	-	-		-	10,800
Treasury stock issued for services at a price of $0.10 per share	-	-	(195)	495	-	-		-	300
Issuance of stock for services at a price of $0.03 per share	800,000	80,000	(53,066)	-	-	-		-	26,934
Issuance of stock for legal fees at a price of $0.10 per share	100,000	10,000	-	-	-	-		-	10,000
Net loss for year ending December 31, 2002	-	-	-	-	-	-	(641,951)	-	(641,951)
Balance, January 1, 2003	10,879,329	$1,087,933	$2,582,084	$(53,358)	$12,221	$-	$(2,749,640)	$-	$879,240
Stock issued for cash at $0.03 per share	2,902,778	290,278	(204,278)	-	-	-		-	86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083	-	-	-	-		-	62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000	25,500	-	-	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900	-	-	-	-		-	11,900
Unrealized holding gain in investments	-	-	-	-	-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-	-	-	-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194	$2,403,306	$(53,358)	$12,221	$-	$(2,848,932)	$1,328,462	$2,344,893
Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186	400,999	-	-	-		-	587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500	1,000	-	-	-		-	3,500
Issuance of stock for services at price of $0.35 per share	25,000	2,500	6,250	-	-	-		-	8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000	87,500	-	-	-		-	122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000	25,000	-	-	-		-	35,000
Treasury stock issued for mining properties at a price of $0.35 per share	-	-	24,000	11,000	-	-		-	35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-	9,101	11,124	-	(20,225)		-	-
Treasury stock issued for services at a price of $0.35 per share	-	-	9,600	4,400	-	-		-	14,000
Unrealized holding loss in investments	-	-	-	-	-	-		(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-	-	-	-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380	$2,966,756	$(26,834)	$12,221	$(20,225)	$(3,416,017)	$733,857	$1,989,138
Issuance of stock for accounts payable at a price $0.35 per share	650,000	65,000	162,500	-	-	-	-	-	227,500
Issuance of stock for mining property expenses at a price $0.20 per share	100,000	10,000	10,000	-	-	-	-	-	20,000
Treasury stock issued for services at a price of $0.20 per share	-	-	4,950	6,050	-	-	-	-	11,000
Treasury stock issued for cash and services at price of $0.10 per share	-	-	(1,900)	20,900	-	-	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	(296,296)	-	-	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	1,381	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	$3,142,306	$(296,180)	$12,221	$(18,844)	$(3,500,698)	$132,297	$1,285,482
Issuance of stock for exploration expenses at a price $0.24 per share	100,000	10,000	14,000	-	-	-	-	-	24,000
Treasury stock issued for services at an average price of $0.25 per share	-	-	(5,164)	25,484	-	-	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380	$3,151,143	$(270,696)	$12,221	$(18,844)	$(3,133,563)	$602,825	$2,167,465
Expiration of stock options	-	-	12,221	-	(12,221)	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs of $18,000	1,000,000	100,000	62,000	-	-	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000	20,000	-	-	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price of $0.27 per share	100,000	10,000	17,000	-	-	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600	1,320	-	-	-	-	-	1,920
Adjustments to common stock and treasury stock to adjust to actual. See Note 2.	47,382	4,739	16,388	(21,127)	-	-	-	-	-
Receipt of subscription receivable	-	-	-	-	-	18,844	-	-	18,844
Issuance of treasury stock for expenses incurred in the prior year	-	-	3,190	3,190	-	-	-	-	6,380
Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719	$3,308,262	$(288,633)	$-	$-	$(3,406,417)	$183,342	$1,781,272
Issuance of stock in exchange for services	12,000	1,200	1,200	-	-	-	-	-	2,400
Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000	25,000	-	-	-	-	-	60,000
Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000	40,984	-	-	-	-	-	85,984
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Issuance of stock for exploration expenses at a price of $0.22 per share	100,000	10,000	12,000	-	-	-	-	-	22,000
Stock issued in exchange for heavy equipement	454,000	45,400	49,940	-	-	-	-	-	95,340
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Stock issued for cash at $0.20 per share	250,000	25,000	25,000	-	-	-	-	-	50,000
Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000	10,000	-	-	-	-	-	20,000
Acquisition of 50,000 shares of treasury stock at $0.12 per share	-	-	-	(6,100)	-	-	-	-	(6,100)
Acquisition of 126,000 shares of treasury stock at $0.12 per share	-	-	-	(15,120)	-	-	-	-	(15,120)
Unrealized holding loss on investments	-	-	-	-	-	-	-	(200,114)	(200,114)
Net income for nine-month period ended September 30, 2008	-	-	-	-	-	-	3,645,358	-	3,645,358
Balance at September 30, 2008	22,063,179	2,206,319	3,522,386	(309,853)	-	-	238,941	(16,772)	5,641,021
Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000
Common stock Issued at $0.11 per share in exchange for services	50,000	5,000	500	-	-	-	-	-	5,500
50,000 shares of treasuary stock issued at $0.11 per share in exchange for Equipment	-	-	2,000	5,500	-	-	-	-	7,500
Common stock issued at $0.15 per share to acquire 100% of the common stock of Kimberly Gold Mines, Inc	12,145,306	1,214,530	607,264	-	-	-	-	-	1,821,794
100,000 shares treasuary stock repurchased at $0.20 per share	-	-	-	(20,000)	-	-	-	-	(20,000)
70,000 shares of treasury stock issued at $0.10 per share in exchange for services			(700)	7,700	-	-	-	-	7,000
200,000 shares of treasury stock issued at $0.08 per share in connection with acquisition of Kimberly Gold Mines, Inc.	-	-	(42,000)	64,000	-	-	-	-	22,000
Common stock issued at $0.10 per share in exchange for directors services	20,000	2,000	-	-	-	-	-	-	2,000
Common stock issued at $0.10 per share in exchange for services	4,000	400	-	-	-	-	-	-	400
Common stock issued at $0.10 per share in exchange for directors services	10,000	1,000	-	-	-	-	-	-	1,000
Reconciliation adjustment to common stock	2	-	-	-	-	-	-	-	-
Unrealized holding gain on investments	-	-	-	-	-	-	-	5,558	5,558
Net loss for twelve-month period ended September 30, 2009	-	-	-	-	-	-	(1,779,976)	-	(1,779,976)
Balance at September 30, 2009	34,302,487	3,430,249	4,089,450	(252,653)	-	-	(1,541,035)	(11,214)	5,714,797
Common stock issued for cash at $0.10 per share	7,051,550	705,155	-	-	-	-	-	-	705,155
Common stock issued at $0.18 per share in exchange for services	5,000	500	400	-	-	-	-	-	900
Common stock issued to Board of Directors at $0.16 per share	1,250,000	125,000	75,000	-	-	-	-	-	200,000
Common stock issued in exchange for lease payment on mining property	50,000	5,000	4,000	-	-	-	-	-	9,000
Treasury stock issued in exchange for services at $0.18 per share	-	-	(20,300)	46,400	-	-	-	-	26,100
Unrealized holding loss on investments	-	-	-	-	-	-	-	(39,839)	(39,839)
Net loss for twelve-month period ended September 30, 2010	-	-	-	-	-	-	(1,042,489)	-	(1,042,489)
Balance at September 30, 2010	42,659,037	$4,265,904	$4,148,550	$(206,253)	$-	$-	$(2,583,524)	$(51,053)	$5,573,624
Common stock issued for cash at $0.10 per share	260,000	26,000	-	-	-	-	-	-	26,000
Common stock issued for cash at $0.15 per share	7,556,667	755,666	377,834	-	-	-	-	-	1,133,500
Common stock issued at $0.10 per share in exchange for exploration services	136,000	13,600	-	-	-	-	-	-	13,600
Common stock issued at $0.10 per share in exchange for mineral property	100,000	10,000	-	-	-	-	-	-	10,000
Common stock issued at $0.10 per share in exchange for prepaid expenses	100,000	10,000	-	-	-	-	-	-	10,000
Common stock issued at $0.20 per share in exchange for services	266,000	26,600	26,600	-	-	-	-	-	53,200
Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000
70,000 shares of treasury stock acquired at an average cost of $0.13 per share	-	-	-	(9,396)	-	-	-	-	(9,396)
40,000 shares of treasury stock sold for $5,694 with a cost basis of $0.11 per share	-	-	1,294	4,400	-	-	-	-	5,694
36,000 shares of treasury stock issued in exchange for services at $0.12 per share	-	-	685	4,355	-	-	-	-	5,040
Net annual changes in accummulated other comprehensive income (loss)	-	-	-	-	-	-	-	54,072	54,072
Net loss for twelve-month period ended September 30, 2011	-	-	-	-	-	-	(521,593)	-	(521,593)
Balance at September 30, 2011	51,087,704	$5,108,770	$4,554,963	$(206,894)	-	-	$(3,105,117)	$3,019	$6,354,741

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses.  The brokerage accounts contain cash and securities. Balances are insured up to $250,000 per bank, per account holder by the Federal Deposit Insurance Corporation (FDIC).   Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).   At September 30, 2011, the Company’s cash balances exceeded the FDIC limits by $555,022 but did not exceed the SPIC limits. At September 30, 2010, the Company’s cash balances did not exceed FDIC or SIPC limits.

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

At September 30, 2011, there were 11,328,217 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share at September 30, 2011, because they would have been anti-dilutive.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Investments	$18,669	$18,669	$-	$-
Note Receivable (net of discount)	1,614,841	-	1,614,841	-
Total Assets Measured at Fair Value	$1,633,510	$18,669	$1,614,841	$-

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year ends.

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $3,105,117 from inception through September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, the Company raised $1,159,500 from the issuance of 7,816,667 shares of its common stock.

Currently, the Company anticipates raising the majority of the remaining $1,000,000 through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Investments

The Company accounts for marketable securities and investments in silver bars and coins (excluding Shoshone logo coins held as inventory for resale) in accordance with the provisions of ASC Topic 320.  Under ASC Topic 320, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held-to-Maturity – the positive intent and ability to hold to maturity.  Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

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

At this time, the Company classifies both marketable securities and investments in silver bars and coins as available-for-sale.  See Note 8.

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

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.  See Note 6.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment begins on the date the asset is place in service and is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-one and one half years.  See Note 5.

Provision for Taxes

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2011, the Company had taken no tax positions that would require disclosure under ASC 740.

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

The significant components of the deferred tax assets (estimated at a 34% federal income tax rate) at September 30, 2011 and September 30, 2010 were as follows:

	September 30,	September 30,
	2011	2010
Deferred Tax Assets

Net operating loss carry-forward	$1,040,000	$858,000
Recognized impairment of investments	-	16,000
Net deferred tax assets	1,040,000	874,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(4,900)	(19,900)
Deferred tax liabilities	(609,900)	(624,900)

Net deferred tax assets	$430,100	$249,100

Valuation allowance	(430,100)	(249,100)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2011.  At September 30, 2011 and September 30, 2010, the Company had net operating loss carry-forwards of approximately $3,060,000 and $2,525,000, respectively, which expire in the years 2025 through 2031.

At September 30, 2011, the Company had a total deferred tax liability of $609,900.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 7.

At September 30, 2011, the Company has a total deferred tax asset of $1,040,000 which relates to the Company’s net operating loss carry-forward of $3,060,000.  The change in the valuation allowance from fiscal 2010 to fiscal 2011 was $181,000.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (“ASU 2011-04).  ASU 2011-04 amends the requirements related to fair value measurement by changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt ASU 2011-04 at the beginning of its first quarter of fiscal year 2012.  Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).    ASU 2011-08 amends the guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  ASU 2011-08  is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company will adopt ASU 2011-08 at the beginning of its first quarter of fiscal year 2012.  Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  At September 30, 2011, the Company had accrued no liability related to reclamation and remediation expenses.  The Company has conducted only exploratory activities and thus lacks sufficient data for estimation of reclamation and remediation expenses.

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

Revenue Recognition

The Company generates limited income from the sale of silver concentrate produced at its Lakeview mill facility from previously stockpiled ore. During fiscal 2011 and 2010, the Company generated $47,885 and $20,111, respectively, from the sale of its ore concentrate.  The Company recognizes income from the sale of silver concentrate when the concentrate is processed.

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

Treasury Stock

The Company accounts for its treasury stock under the cost method.  Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e., treasury stock).  The equity accounts that were credited for the original share issuance (i.e., common stock, additional paid-in capital, etc.) remain intact.  When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account.   See Note 10.

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

During the fiscal 2011 third quarter, the Company prepaid $30,000 of mining claims lease expense with a cash payment of $10,000, the issuance of 100,000 shares of common stock and a $10,000 accrual.  The Company is amortizing this prepaid expense ratably over twelve months ($2,500 per month).  During fiscal 2011, $12,500 of this expense was amortized into exploration expenses.  The balance on this prepaid at September 30, 2011 was $17,500.

During the fiscal 2011 fourth quarter, the Company prepaid $31,280 of drilling expenses.  This prepaid amount was relieved in the fiscal 2012 first quarter upon completion of the drilling work.

NOTE 4:	SUPPLIES INVENTORY

During 2004, the Company purchased 500 one troy ounce silver medallions with the Company’s logo for $5,303.  This purchase was recorded as supplies inventory and the medallions are expected to be used substantially for marketing purposes.  At September 30, 2011, the Company had 168 coins remaining in inventory with an historical cost basis of $1,777.

NOTE 5:	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2011 and September 30, 2010:

	September 30,	September 30,
	2011	2010
Administrative:
Building	$-	$167,129
Equipment	623,312	652,156
Furniture	-	12,000
	623,312	831,285
Lakeview:
Building	56,255	56,255
Equipment	381,007	393,687
Mill	1,539,282	1,539,282
	1,976,544	1,989,224
Warren:
Building	379,960	378,934
Equipment	275,742	260,000
	655,702	638,934
Total	3,255,558	3,459,443
Less: Accumulated Depreciation	(1,675,106)	(1,553,772)
Property, Plant & Equipment, net	$1,580,452	$1,905,671

Depreciation expense was $177,100 for fiscal 2011, and $178,804 for fiscal 2010.

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho commonly known as the Leadville claims.  This non-monetary exchange was valued at $175,000 and the Company recorded a gain of $13,476 related to this exchange.  Subsequently, in the fourth quarter of fiscal 2011, the Company sold these patented load claims for $225,000 and recorded a $50,000 gain.  See Note 12 and Note 13.

During the second quarter of fiscal 2011, the Company sold for $800 a vehicle with a net book value of $524 for a gain of $276.

During the fourth quarter of fiscal 2011, the Company disposed of certain obsolete assets with a historical cost of $40,693 and accumulated depreciation of $37,856.  The Company recorded a loss of $2,837 on this asset disposition.

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

NOTE 6:	MINERAL AND MINING PROPERTIES

The Company currently has interests in 258 properties or claims, which are the primary focus of operations.

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

North Osburn

The Company owned a group of 15 unpatented properties known as the North Osburn Group located within the Silver Valley in Shoshone County, Idaho.  During fiscal 2010, the Company received $175,000 related to the sale of these claims to an unrelated party.  Since the Company had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds of $175,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on the Company’s Consolidated Statements of Operations.

Lakeview District, Idaho

Idaho Lakeview, Keep Cool Group and Weber Group

The Company acquired the Lakeview and Keep Cool mining properties consisting of nine patented and 14 unpatented lode claims through the issuance of 3,126,700 shares of its common stock during 1985.  The total cost of the properties, $344,690, is included in the financial statements under mining properties.

During 2006, the Company made improvements to the land to be more accessible as well as usable.  The total cost of the $68,472 was capitalized.  During fiscal 2011, the Company issued 100,000 shares of common stock valued at $10,000 in exchange for three acres contiguous with its Lakeview mining properties.  These amounts are components of the total cost of the properties of $344,690 discussed above. See Note 9.

In 1999, the Company acquired the Weber group for 100,000 shares of its common stock consisting of six patented and 10 unpatented lode mining claims located in the Lakeview Mining District, Bonner County, Idaho.  In addition, $125 cash was paid and 100 shares of common stock were issued to acquire a pit fraction within the same location.  The cost of the property was expensed in prior years as an exploration expense.

Drumheller Group

The Company owns six patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  The Company originally issued 109,141 shares of its common stock to acquire these claims in February 1984.

During 2006, the Company sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note for $120,000.  During 2009, due to non-payment of the note receivable, the Company received a Quitclaim Deed releasing the property that was the collateral of the note receivable.  The Company determined the fair value of the reclaimed property to be $131,553 which is included in the financial statements under mining properties.

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

Warren District, Idaho

Rescue Gold Mine

The Company holds 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho.  There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  The $757,531 cost of this property is included in the financial statements under mining properties.

Iola Claims

The Company leases 5 patented mining claims in central Idaho covering 70 acres.

Silver King Claims

The Company leases 12 patented mining claims in central Idaho covering 174 acres.

Marshall Mountain District, Idaho

Kimberly Gold Mine

The Company holds 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.  The $927,595 cost of this property is included in the financial statements under mining properties.

Other North Idaho and Montana

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

Montgomery Mine Group

During fiscal 2011, the Company received $50,000 related to the sale to an unrelated party of its Montgomery claims.  The entire proceeds of $50,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on the Company’s Consolidated Statements of Operations.  See Note 13.

Stillwater Extension Claims

The Company acquired, for 100,000 shares of its common stock, 10 unpatented lode mining claims covering 200 acres located along the J-M Reef of the Stillwater Complex of south central Montana during 2003.  The cost of the properties, $15,000, has been expensed in prior years as an exploration expense.

Princeton Gulch Claims

During 2006, the Company made a partial payment of $13,000 toward the purchase of four unpatented placer claims and two unpatented lode claims.  These claims in aggregate cover 120 acres and are located in Granite County, Montana.  The payment of $13,000 was included in exploration expenses in a prior year.

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

Mexico Properties

Sonora Mexico Mining Properties

Shoshone has an interest in several other Mexican exploration projects which the Company does not currently consider to be material.

NOTE 7:	NOTES RECEIVABLE

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During fiscal 2011 and 2010, $76,897 and $73,235, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,614,841 at September 30, 2011.

NOTE 8:	INVESTMENTS

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

The following summarizes the investments at September 30, 2011:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$5,501
Lucky Friday Extension	5,000	250	325
Merger Mines	10,000	1,400	1,500
New Jersey Mining	52,857	12,686	9,514
Subtotal	617,957	15,049	16,840

Silver Coins & Bars	61	735	1,829

Total at September 30, 2011	618,018	$ 15,784	$ 18,669

The Company’s net annual change in accumulated other comprehensive income (loss) was $54,072 during the fiscal year ended September 30, 2011.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $54,072 is recorded on the statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2010 to September 30, 2011.

 The Company realized $4,551 of net loss previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2011, which is reflected on the statements of operations.

The following summarizes the investments at September 30, 2010:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Bayswater Uranium Corporation	20,000	$12,200	$12,200
Chester Mining Company	2,500	1,125	1,850
Gold Crest Mines	567,600	975	9,649
Lucky Friday Extension	5,000	250	250
Merger Mines	729,299	103,885	36,465
Metropolitan Mines Limited	6,000	360	720
New Jersey Mining	142,875	34,290	32,861
Vindicator Mines	88,000	17,600	10,560
Subtotal	1,561,274	170,685	104,555

Silver Coins & Bars	1,267	12,936	27,875

Total at September 30, 2010	1,562,541	$ 183,621	$ 132,430

The Company’s net annual change in accumulated other comprehensive income (loss) was $39,839 during the fiscal year ended September 30, 2010.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $39,839 is recorded on the statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2009 to September 30, 2010.

 The Company realized $1,036 of net gain previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2010, which is reflected on the statements of operations.

NOTE 9:	COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Fiscal 2011 Issuances

During fiscal 2011, the Company issued 100,000 shares of common in exchange for services valued at $19,000.

During fiscal 2011, the Company issued 176,000 shares of common stock to five of its directors in exchange for services valued at $35,200.

During fiscal 2011, the Company issued 7,816,667 shares of common stock to 14 investors for a total of $1,159,500 in cash.  For every share purchased, each investor received one non-detachable warrant to purchase one share of common stock.  260,000 warrants are exercisable at $0.20 per share and expire on March 20, 2012.  The remaining 7,556,667 warrants are exercisable at $0.25 per share and expire on August 1, 2013.

During fiscal 2011, the Company issued a total of 136,000 shares of common stock to various vendors in exchange for exploration expenses valued at $13,600.

During fiscal 2011, the Company issued 100,000 shares of common stock in exchange for mineral properties valued at $10,000.

During fiscal 2011, the Company issued 100,000 shares of common stock in exchange for prepaid mining claim lease expense valued at $10,000.

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

During fiscal 2010, the Company issued 7,051,550 shares of common stock to eighteen investors for a total of $705,155 in cash.  For every share purchased, each investor received one non-detachable warrant to purchase one share of common stock.  The warrants are exercisable at $0.20 per share and 3,540,000 expire on August 6, 2011, and 3,511,550 expire on March 20, 2012.

NOTE 10:	TREASURY STOCK

The Company held 812,986 and 818,986 shares of treasury stock at September 30, 2011 and September 30, 2010, respectively.

Fiscal 2011 Activity

During fiscal 2011, the Company sold 40,000 treasury shares for cash of $5,694.  The treasury shares had a cost of $0.11 per share.

During fiscal 2011, the Company issued 36,000 treasury shares in exchange for services valued at $5,040.  The treasury shares had a cost of $0.12 per share.

During fiscal 2011, the Company purchased 70,000 treasury shares at a cost of $9,396, or $0.13 per share.

Fiscal 2010 Activity

During fiscal 2010, the Company issued 145,000 treasury shares in exchange for consulting services valued at $26,100.  The treasury shares had a cost of $0.32 per share

NOTE 11:	STOCK OPTIONS AND WARRANTS

During fiscal 2010, the Company issued 7,051,550 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,051,550 shares in private placements.  3,540,000 of these warrants expired on August 6, 2011.  The remaining 3,511,550 are exercisable at $0.20 per share and expire on March 20, 2012.

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,816,667 shares in private placements.   260,000 warrants are exercisable at $0.20 per share and expire on March 20, 2012.  The remaining 7,556,667 warrants are exercisable at $0.25 per share and expire on August 1, 2013.

NOTE 12:	NON-MONETARY EXCHANGE

During the second quarter of fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000 and the Company recorded a gain of $13,476 related to this exchange.  Subsequently, in the fourth quarter of fiscal 2011, the Company sold these patented load claims for $225,000 and recorded a $50,000 gain.  See Note 5.

NOTE 13:	SALES OF LODE CLAIMS

During fiscal 2011, the Company received $225,000 related to the sale to an unrelated party of its Leadville claims located in the Silver Valley.  These claims were acquired during fiscal 2011 in exchange for the Company’s 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho.   The Company recorded a $50,000 gain related to this sale which is presented under the caption “Net gain on the sales of lode claims” on the Company’s Consolidated Statements of Operations.  See Note 12.

During fiscal 2011, the Company received $50,000 related to the sale to an unrelated party of its Montgomery claims located in Boundary County.  Since the Company had previously expensed the approximately $43,557 cost to acquire and maintain this property, the entire proceeds of $50,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on the Company’s Consolidated Statements of Operations.

During fiscal 2010, the Company received $175,000 related to the sale to an unrelated party of its North Osburn claims located in the Silver Valley.  Since the Company had previously expensed the approximately $10,000 cost to acquire and maintain this property, the entire proceeds of $175,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on the Company’s Consolidated Statements of Operations.

NOTE 14:	NET GAIN ON SETTLEMENT OF LEASE DISPUTE

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

NOTE 15:	COMMITMENTS & CONTINGENCIES

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

Iola Group Claims Lease

In June 2011, the Company entered into a lease agreement with Iola Corporation whereby the Company leases certain mining claims known as the Iola Claim Group located in the Warren Mining District, Idaho.  The lease stipulates that the Company pay a first year rent of $30,000 and pay a net smelter royalty of 4%-8% depending upon the price of gold.  Lease payments for future years shall be $10,000 payable in May of each year. Further, the lease grants the Company an option to purchase the claims for $1,000,000.  This lease agreement is filed as Exhibit No. 10.11.

Silver King LTD Lease

In June 2010, the Company entered into a lease agreement with Silver King LTD whereby the Company leases certain patented mining claims totaling 174 patented acres located in the Warren Mining District, Idaho.  The lease stipulates that the Company pay annual rent of $10,000 for two years and pay a net smelter royalty of 5%.  Further the lease grants the Company an option to purchase the 174 patented claims for $1,000,000.  This lease agreement is filed as Exhibit No. 10.12.

Certain Annual Fees

The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

	Claim	Property	Lease
Property	Fees	Taxes	Payments

Idaho Lakeview, Weber, Keep Cool & Drumheller	$3,360	$8,942	$-
Auxer	280	-	-
Talache	280	-	-
Shoshone	-	61	-
Bullion	-	100	-
Regal	560	-	-
Stillwater Extension Claims	1,400	-	-
Princeton Gulch Group	840	-	-
Western Gold	1,820	-	-
Gold Road	2,240	-	-
Cerro Colorado	420	-	-
Iola Group Claims	-	-	30,000
Silver King LTD Claims	-	-	10,000
Rescue Gold Mine Claims	11,760	-	-
Kimberly Gold Mine Claims	3,360	-	-
Shaft Claims	2,660	-	-
	$28,980	$9,103	$40,000

NOTE 16:	SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of Shoshone Silver Mining Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operating of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this assessment, the Company’s management has concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers and directors of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

During fiscal 2011, we paid our principal executive officer $16,077.  No executive officers were paid in excess of $100,000.

During fiscal 2011, we issued 176,000 shares of common stock to five of our directors in exchange for services valued at $35,200.

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors.  The Company has no employment agreements with any of its officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2011, the common stock ownership of the directors, executive officers and each person known by us to be the beneficial owner of five percent or more of our common stock. The percentage of ownership is based on 51,087,704 shares of our common stock outstanding as of September 30, 2011.

	Number of
	Shares of
Name and	Common
Address	Stock
of Beneficial	Beneficially	Percentage
Owner	Owned	of Shares
Lex Smith	467,000	0.91%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Carol Stephan	1,200,856	2.35%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Melanie Farrand	396,000	0.78%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Don Rolfe	146,948	0.29%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

Ed Lehman	60,000	0.12%
C/o Shoshone Silver Mining Company
P.O. Box 2011
Coeur d'Alene, ID 83816

All officers and directors as a group (5 persons)	2,270,804	4.44%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid audit and review fees to BehlerMick PS of $34,055 during fiscal 2011 and $48,828 during fiscal 2010.

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

2.1.1	Articles of Incorporation. (*)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970 (*)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969 (*)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 28, 1983 (*)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998 (*)
2.2	Bylaws. (*)
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004. ($)
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004. ($)
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004. ($)
10.5	Bilbao Indemnity and Guarantee Agreement (&)
10.6	Bilbao Stock Purchase Agreement (&)
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement (%)
10.8	Iola Corporation Lease and Option Agreement (%)
10.9	Silver King LTD Lease and Option Agreement (%)
10.10	Camp Project Lease (+)
10.11	Iola Corporation Lease and Option Agreement dated June 2011 (@)
10.12	Silver King LTD Lease and Option Agreement dated June 2010 (@)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (@)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (@)
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. (@)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. (@)
99.1	Map of Lakeview Group (^)
99.2	Map of Shoshone Group and Bullion Group (^)
99.3	Map of Auxer Property (^)
99.4	Map of Lucky Joe Property (^)
99.5	Map of Regal Mine (^)
99.6	Map of Stillwater Extension Claims (^)
99.7	Map of Montgomery Mine (^)
99.8	Map of Arizona Gold Fields Claims (^)
99.9	Map of California Creek Property (^)
99.10	Map of Princeton Gulch Group (^)
99.11	Map of Cerro Colorado Group (^)
99.12	Map of Bilbao-Mexico Property (^)
99.13	Map of North Osburn Property (>)
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine (%)
99.15	Map of Shaft Claims (%)
99.16	Map of Camp Project Claims (+)

$	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on August 3, 2006, File No. 000-31184.
*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed with the Commission on February 15, 2001, File No. 000-31965.
#	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the Commission on December 4, 2006, File No.000-31184.
^	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A Amendment 1,filed with the Commission on December 3, 2007, File No. 000-31184
>	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2008, File No.000-31184.
&	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 13, 2009, File No.000-31184.
%	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on January 10, 2010, File No.000-31184.
+	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on December 27, 2010, File No.000-31184.

@     Filed Herewith

SIGNATURES

                In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOSHONE SILVER MINING COMPANY

Dated: December 23, 2011	By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lex Smith
Lex Smith
President and Principal Executive Officer

By:	/s/ Melanie Farrand
Melanie Farrand
Treasurer and Principal Financial Officer