Form 10-Q
period 2011-12-31
Shoshone Silver/Gold Mining Co
filed 2012-02-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number: 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of February 2, 2012

Common Stock ($0.10 par value)	53,221,704

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2011

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$248,939	$942,428
Deposits and prepaids	29,235	48,780
Supplies inventory	1,777	1,777
Total Current Assets	279,951	992,985

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,256,650	3,255,558
Accumulated depreciation	(1,717,554)	(1,675,106)
Total Property Plant and Equipment	1,539,096	1,580,452

MINERAL AND MINING PROPERTIES	2,327,369	2,206,369

OTHER ASSETS
Notes receivable (net of discount)	1,634,943	1,614,841
Investments	24,674	18,669
Total Other Assets	1,659,617	1,633,510

TOTAL ASSETS	$5,806,033	$6,413,316

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,790	$53,155
Accrued expenses	8,250	5,420
Notes payable	15,088	-
Total Current Liabilities	39,128	58,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
52,926,704 and 51,087,704 shares issued and outstanding	5,292,670	5,108,770
Additional paid-in capital	4,619,013	4,554,963
Treasury stock	(206,894)	(206,894)
Accumulated deficit in exploration stage	(2,279,611)	(1,437,635)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	9,209	3,019
Total Stockholders' Equity	5,766,905	6,354,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,806,033	$6,413,316

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three-Month Period Ended December 31,		exploration stage)
	2011	2010	to December 31, 2011

REVENUES	$-	$-	$209,585

COST OF REVENUES	-	-	228,828

GROSS PROFIT	-	-	(19,243)

OPERATING EXPENSES
Depreciation	42,448	45,595	862,391
General and administrative	611,530	101,310	2,064,613
Mining and exploration expenses	179,031	66,390	4,739,565
Net gain on sale of load claim	-	-	(468,907)
Professional fees	29,308	19,677	1,305,141
Total Operating Expenses	862,317	232,972	8,502,803

LOSS FROM OPERATIONS	(862,317)	(232,972)	(8,522,046)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	47,008
Cancellation of debt income	-	-	69,418
Dividend and interest income	20,108	19,202	376,862
Gain on sale of fixed asset	-	-	28,115
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(83)	(38)	(12,134)
Lease income	-	-	444,044
Loss on abandonment of asset	-	-	(20,000)
Net gain on sale of investments	316	12,157	1,129,234
Net gain on settlement of lease dispute	-	85,000	85,000
Other income (expense)	-	-	197,435
Other-than-temporary impairment of investments	-	-	(149,279)
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	20,341	116,321	6,242,435

INCOME (LOSS) BEFORE INCOME TAXES	(841,976)	(116,651)	(2,279,611)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET INCOME (LOSS)	(841,976)	(116,651)	(2,279,611)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	6,190	66,436	10,244

NET COMPREHENSIVE INCOME (LOSS)	$(835,786)	$(50,215)	$(2,269,367)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.02)	$(0.00)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	52,504,056	42,792,378

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	52,504,056	42,792,378

SHOSHONE SILVER/GOLD MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Three-Month Period Ended December 31,		exploration stage)
	2011	2010	to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(841,976)	$(116,651)	$(2,279,611)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(20,102)	(19,145)	(269,580)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	111,250	53,200	569,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	53,795	49,211	912,307
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(316)	(12,157)	(1,129,234)
Net gain on sale of lode claim	-	-	(468,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(6,085)	(17,859)	(44,176)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	2,830	(12,841)	4,266
Change in deposits and prepaids	(6,108)	-	(26,140)
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	-	117	10,955
Net cash used in operating activities	(706,712)	(76,125)	(5,502,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	18,000
Proceeds from sale of investments	501	29,631	4,791,268
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(1,092)	(1,027)	(1,098,341)
Purchase of mineral and mining properties	(121,000)	-	(197,472)
Purchases of investments	-	-	(4,059,939)
Net cash provided by investing activities	(121,591)	28,604	2,742,495

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(50,616)
Net proceeds from sale of common stock	136,700	25,000	3,243,925
Payment made on long-term note payable	(1,886)	(1,628)	(270,704)
Payment of common stock subscriptions	-	-	20,225
Proceeds from sale of treasury stock	-	5,694	5,694
Net cash (used in) provided by financing activities	134,814	29,066	2,948,524

Net increase (decrease) in cash	(693,489)	(18,455)	188,950

Cash, beginning of period	942,428	55,853	59,989

Cash, end of period	$248,939	$37,398	$248,939

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$83	$38	$10,590
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$60,000
Common stock issued for purchase of equipment and mining properties	$-	$-	$160,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$16,974	$-	$125,130
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
December 31, 2011

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver/Gold Mining Company (an Exploration Stage Company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and was engaged in the business of mining.  On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company.   During 2003, the Company’s focus broadened to include resource management and sales of mineral and timber interests.  On December 30, 2011, the Company’s name was changed to Shoshone Silver/Gold Mining Company.

Beginning in fiscal 2000, the Company entered into an exploration stage.  The Company has acquired several mining properties since entering the exploration stage.

The Company’s year-end is September 30th.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on December 23, 2011.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At December 31, 2011, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investments	$24,674	$24,674	$-	$-
Note Receivable (net of discount)	1,634,943	-	1,634,943	-
Total Assets Measured at Fair Value	$1,659,617	$24,674	$1,634,943	$-

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $3,947,093 from inception through December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, the Company raised $1,159,500 from the issuance of 7,816,667 shares of its common stock.  During the first quarter of fiscal 2012, the Company raised and additional $136,700 in net proceeds from the issuance of 1,010,000 shares of its common stock.

Currently, the Company anticipates raising the majority of the remaining $800,000 to $1,000,000 through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable. During the three-month period ended December 31, 2011, $3,847 of this prepaid insurance was amortized into General & Administrative Expenses.  See Note 8.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Administrative:
Equipment	$624,405	$623,312
	624,405	623,312
Lakeview:
Building	56,255	56,255
Equipment	381,007	381,007
Mill	1,539,282	1,539,282
	1,976,544	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,741	275,742
	655,701	655,702
Total	3,256,650	3,255,558
Less: Accumulated Depreciation	(1,717,554)	(1,675,106)
Property, Plant & Equipment, net	$1,539,096	$1,580,452

Depreciation expense was $42,448 for the three-month period ended December 31, 2011 and $45,595 for the comparable period last year.

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

NOTE 5: MINERAL AND MINING PROPERTIES

During the fiscal 2012 first quarter, the Company purchased the Silver Strand Mine from an unrelated party.  This property consists of 15 unpatented mining claims located in northern Kootenai County.   The Company paid $121,000 in cash and entered into an agreement to pay a 20% net profits royalty interest valued at $880,000.  The cost of the property is included in our consolidated financial statements under mining properties until such time as the Company’s outside study on the property’s reserves, if any, is completed.  The Purchase and Sale Agreement is filed as Exhibit 10.13.  See Note 11.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the three-month period ended December 31, 2011, $20,102 of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,634,943 at December 31, 2011.

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

The following summarizes the investments at December 31, 2011:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$11,002
Lucky Friday Extension	5,000	250	550
Merger Mines	10,000	1,400	1,300
New Jersey Mining	52,857	12,686	10,571
Subtotal	617,957	15,049	23,423

Silver Coins & Bars	45	542	1,251

Total at December 31, 2011	618,002	$15,591	$24,674

The Company’s net change in accumulated other comprehensive income (loss) was $6,190 during the first quarter of fiscal year 2012.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $6,190 is recorded on the statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2011 to December 31, 2011.

The Company realized $316 of net gain previously included in accumulated other comprehensive income on the sale of investments during the first quarter of fiscal year 2012, which is reflected on the statements of operations.

The following summarizes the investments at September 30, 2011:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$5,501
Lucky Friday Extension	5,000	250	325
Merger Mines	10,000	1,400	1,500
New Jersey Mining	52,857	12,686	9,514
Subtotal	617,957	15,049	16,840

Silver Coins & Bars	61	735	1,829

Total at September 30, 2011	618,018	$15,784	$18,669

The Company’s net annual change in accumulated other comprehensive income (loss) was $54,072 during the fiscal year ended September 30, 2011.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $54,072 is recorded on the statements of operations on the Company’s September 30, 2011 audited consolidate financial statements as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2010 to September 30, 2011.

 The Company realized $4,551 of net loss previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2011, which is reflected on the Company’s September 30, 2011 audited consolidated financial statements on the statements of operations.

NOTE 8:  NOTES PAYABLE

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable.  The note has a term of nine months, bears interest at 10.25% annually and stipulates that payments of $1,969 be made monthly.   The outstanding balance on this note payable was $15,790 at December 31, 2011.  See Note 3.

NOTE 9:  COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended December 31, 2011, the Company issued 516,000 common shares to four of its directors in exchange for services valued at $82,260.

During the three-month period ended December 31, 2011, the Company issued 173,000 common shares in exchange for services valued at $28,990.

During the three-month period ended December 31, 2011, the Company issued 1,010,000 shares of common stock to four investors for net proceeds of $136,700.   In connection with this offering, the company incurred a total of $28,800 in commission expenses paid to brokers.  Of this amount, $14,800 was paid in cash and $14,000 was settled with the issuance of 140,000 shares of common stock.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.25 per share and expire on August 1, 2013.

NOTE 10: RELATED PARTY TRANSACTIONS

During the fiscal 2012 first quarter, the Company paid cash compensation of $407,500 and issued 516,000 common shares valued at $82,260 to four of its directors in connection with the cessation of their board service.  The total related expenses of $489,760 are included in the Company’s General and Administrative expenses on its Consolidated Statements of Operations.

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

Silver Strand Mine

During the fiscal 2012 first quarter, the Company purchased the Silver Strand Mine from an unrelated party.  In connection with this purchase, the Company entered into an agreement to pay a 20% net profits royalty interest valued at $880,000.  The Purchase and Sale Agreement is filed as Exhibit 10.13.  See Note 5.

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

Plan of Operation

Lakeview Property

During 2010, we entered into an agreement to sell silver concentrate produced at our Lakeview property to a smelter for refining.  During the prior fiscal year, our test runs generated revenues of $47,885 from the sale of concentrate to the smelter.  Our long-term goal is to mine and mill silver at our Lakeview property.

Rescue Mine Property

Our first priority has been the upgrading and renovating the mill at the Rescue Mine Property.  Once this work is completed, test runs on stockpiled ore will be conducted.

2011 Work Season - Mine development required some ground support, general clean up, the installation of a refuge station and the addition of air and water lines.  A new decline portal has been planned to access the Rescue vein 1,000 feet east of the mill.  Road work, site preparation and collaring off for the new decline portal were accomplished.  This new decline portal will provide access to un-mined portions of the Rescue vein and, when completed, will serve as the secondary escape-way from the mine as well as the exhaust ventilation.

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

Going Concern

As shown in the accompanying financial statements, we typically have limited cash and limited revenues and have incurred an accumulated deficit of $3,947,093 from inception through December 31, 2011.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, we raised $1,159,500 from the issuance of 7,816,667 shares of our common stock.  During the first quarter of fiscal 2012, we raised and additional $136,700 in net proceeds from the issuance of 1,010,000 shares of our common stock.

Currently, we anticipate raising the majority of the remaining $800,000 to $1,000,000 through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Comparison of the Three-Month Periods Ended December 31, 2011 and 2010:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31, 2011, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	Dec. 31, 2011	Dec. 31, 2010	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	-	-	0.0%
Depreciation	42,448	45,595	(3,147)	-6.9%
General and administrative	611,530	101,310	510,220	503.6%
Mining and exploration expenses	179,031	66,390	112,641	169.7%
Professional fees	29,308	19,677	9,631	48.9%
Total Operating Expenses	862,317	232,972	629,345	270.1%
Loss from Operations	(862,317)	(232,972)	(629,345)	270.1%
Other Income (Expense)
Dividend and interest income	20,108	19,202	906	4.7%
Interest expense	(83)	(38)	(45)	118.4%
Net (loss) gain on sale of securities	316	12,157	(11,841)	-97.4%
Net gain on settlement of lease dispute	-	85,000	(85,000)	-100.0%
Total Other Income (Expense)	20,341	116,321	(95,980)	-82.5%
Net Loss	$(841,976)	$(116,651)	$(725,325)	621.8%

Overview of Operating Results

The increase in net loss during the three-month period ended December 31, 2011 was primarily due to expenses of $489,760 incurred in connection with cash and stock based remuneration to four board members.  Also contributing, although to a lesser extent, was the receipt of $85,000 in lease income in the comparable period last year versus none in the current quarter.

Operating Expenses

The increase in our operating expenses primarily reflects the payments to four board members totaling $489,760 comprised of $407,500 in cash and $82,260 in stock based compensation from the issuance of 516,000 shares of our common stock.   These expenses are included in our General and Administrative expenses on our Consolidated Statements of Operations.   Also contributing to the increase in our operating expenses were increased mining and exploration activities at our Rescue Mine Property.

Other Income (Expenses)

The decrease in other income (expense) during the three-month period ended December 31, 2011, was primarily related to our receipt of $85,000 in connection the settlement of a lease dispute during the first quarter last year. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that we, as lessor, were owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, we assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

Also contributing to this decrease was a net gain realized on the sale of investments of $12,157 during the first quarter last year compared with only $316 during our most recent quarter.

Overview of Financial Position

At December 31, 2011, we had cash of $248,939 and total liabilities of $39,128.  During the first quarter of fiscal 2012, we raised $136,700 in net proceeds from the issuance of 1,010,000 shares of our common stock.  These proceeds were used primarily to continue limited exploration activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At December 31, 2011, property, plant and equipment before accumulated depreciation totaled $3,256,650, an increase of $1,092 from $3,255,558 at September 30, 2011.  The small increase was related to equipment purchases for administration purposes.

Notes Receivable

On December 31, 2011, we had a note receivable, net of discount, of $1,634,943 compared with $1,614,841 at September 30, 2011.  The increase related entirely to the amortization of the discount into interest income.

See “Note 6. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at December 31, 2011, was $24,674, an increase of $6,005 from the September 30, 2011, balance of $18,669.  This increase was primarily due to rising share prices of the investments in our portfolio partially offset by the sale of 16 ounces of silver.

See “Note 7:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,766,905 at December 31, 2011, a decrease of $587,836 from $6,354,741 at September 30, 2011.  The decrease in total stockholders’ equity was primarily due a net loss of $841,976 incurred during the fiscal 2012 first quarter.

See “Note 9: Common Stock” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During three-month period ended December 31, 2011, our operating activities used $706,712 and used $76,125 during the same period last year.  This decrease was primarily the result of the realization of a net loss of $841,976 during the current quarter compared with a net loss of $116,651 last year.

Investing Activities

During three-month period ended December 31, 2011, our investing activities used $121,591 and provided $28,604 during the same period last year.  This decrease was primarily due to our purchase of the Silver Strand Mine for $121,000.

See “Note 5: Mining and Mineral Properties” to our consolidated financial statements for further details.

Financing Activities

During three-month period ended December 31, 2011, our financing activities provided $134,814 and provided $29,066 during the same period last year.  This increase was primarily related to net proceeds from the sale of stock of $136,700 received during the current quarter compared with $25,000 last year.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2011, the Company sold 1,010,000 shares of common stock at a price per share of $0.15 to four accredited investors for net proceeds of $136,700.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.25 per share expire on August 1, 2013.   This sale was made under the exemption from registration provided by Regulation D, Rule 506.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Removed and Reserved

Not Applicable

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibit No.	Description of Document

	3.1.6	Articles of Amendment to the Articles of Incorporation dated December 30, 2011
	10.13	Silver Strand Mine Purchase and Sale Agreement
	31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOSHONE SILVER/GOLD MINING COMPANY
(Registrant)

February 21, 2012	By:	/s/ Howard Crosby
Date		Howard Crosby
President and Chief Executive Officer (Principal Executive Officer)

February 21, 2012	By:	/s/ John Ryan
Date		John Ryan
Treasurer and Chief Financial Officer (Principal Financial Officer)