Form 10-Q
period 2012-03-31
Shoshone Silver/Gold Mining Co
filed 2012-05-21
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Office Way, Suite 218, Hilton Head, SC 29928
(Address of principal executive offices) (Zip Code)

(843) 715-9504
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 1, 2012

Common Stock ($0.10 par value)	53,221,704

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,547	$942,428
Deposits and prepaids	15,965	48,780
Supplies inventory	1,777	1,777
Total Current Assets	53,289	992,985

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,256,650	3,255,558
Accumulated depreciation	(1,759,952)	(1,675,106)
Total Property Plant and Equipment	1,496,698	1,580,452

MINERAL AND MINING PROPERTIES	2,327,369	2,206,369

OTHER ASSETS
Notes receivable (net of discount)	1,655,045	1,614,841
Investments	118,384	18,669
Total Other Assets	1,773,429	1,633,510

TOTAL ASSETS	$5,650,785	$6,413,316

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,557	$53,155
Accrued expenses	5,475	5,420
Notes payable - current portion	9,430
Total Current Liabilities	17,462	58,575

Total Liabilities	17,462	58,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
53,221,704 and 51,087,704 shares issued and outstanding	5,322,170	5,108,770
Additional paid-in capital	4,625,738	4,554,963
Treasury stock	(206,894)	(206,894)
Accumulated earnings in exploration stage	(2,443,129)	(1,437,635)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive loss	2,920	3,019
Total Stockholders' Equity	5,633,323	6,354,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,650,785	$6,413,316

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

							Period from
							January 1, 2000
		Three-Month Period Ended			Six-Month Period Ended		(beginning of
		March 31,	March 31,		March 31,	March 31,	exploration stage)
		2012	2011		2012	2011	to March 31, 2012

REVENUES	$		$19,000	$		$19,000	$209,585

COST OF REVENUES		-	-		-	-	228,828

GROSS PROFIT		-	19,000		-	19,000	(19,243)

OPERATING EXPENSES
General and administrative		76,712	24,356		688,242	125,666	2,141,325
Professional fees		23,043	32,614		42,351	51,891	1,318,184
Depreciation		42,398	45,594		84,846	91,189	904,789
Mining and exploration expenses		41,228	26,385		230,259	92,775	4,790,793
Net gain on sale of load claim		-	-		-	-	(468,907)
Total Operating Expenses		183,381	128,949		1,045,698	361,521	8,686,184

LOSS FROM OPERATIONS		(183,381)	(109,949)		(1,045,698)	(342,521)	(8,705,427)

OTHER INCOME (EXPENSES)
Bad debt recovery		-	-		-	-	47,008
Cancellation of debt income		-	-		-	-	69,418
Dividend and interest income		20,109	19,152		40,218	38,354	396,972
Gain on sale of fixed assets		-	13,751		-	13,751	28,115
Gain on sale of Mexican mining concession		-	-		-	-	4,363,353
Gain on settlement of note receivable		-	-		-	-	64,206
Interest expense		(248)	(25)		(330)	(62)	(12,381)
Lease Income		-	-		-	-	444,044
Loss on abandonment of asset		-	-		-	-	(20,000)
Net gain on settlement of lease dispute		-	-		-	85,000	1,128,918
Net (loss) gain on sale of investments		-	12,206		316	24,363	85,316
Other income/(expense)		-	-		-	-	197,435
Other-than-temporary impairment of investments		-	-		-	-	(149,279)
Unrealized holding loss on marketable securities		-	-		-	-	(380,827)
Total Other Income (Expenses)		19,861	45,084		40,204	161,406	6,262,298

INCOME (LOSS) BEFORE INCOME TAXES		(163,520)	(64,865)		(1,005,494)	(181,115)	(2,443,129)

INCOME TAXES		-	-		-	-
DEFERRED TAX GAIN		-	-		-	-

NET INCOME (LOSS)		(163,520)	(64,865)		(1,005,494)	(181,115)	(2,443,129)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments		(2,781)	(26,963)		(99)	39,472	2,920

NET COMPREHENSIVE INCOME (LOSS)		$(166,301)	$(91,828)		$(1,005,593)	$(141,643)	$(2,440,209)

NET INCOME (LOSS) PER COMMON SHARE, BASIC		$(0.00)	$(0.00)		$(0.02)	$(0.00)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED		$(0.00)	$(0.00)		$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC		53,221,704	43,316,970		52,837,824	43,052,440

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED		53,221,704	43,316,970		52,837,824	43,052,440

SHOSHONE SILVER MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Six-Month Period Ended March 31,		exploration stage)
	2012	2011	to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,005,494)	$(181,115)	$(2,443,129)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(40,204)	(38,289)	(289,682)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	13,600	308,100
Common stock issued for services	111,250	54,200	569,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	109,464	94,805	967,976
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	-	(13,751)	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-termporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(316)	(24,363)	(469,223)
Net gain on sale of lode claim	-	-	(4,363,353)
Net gain on sale of Mexican mining concession	-	-	(1,128,918)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:	-		-
Change in accounts payable	(50,598)	(12,733)	(88,689)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	55	(12,950)	1,491
Change in deposits and prepaids	8,198	-	(11,834)
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	-	117	10,955
Net cash used in operating activities	(867,645)	(120,479)	(5,663,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receviable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	501	800	18,501
Proceeds from sale of investments	-	47,912	4,790,767
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans (Net)	9,430	-	170,190
Purchase of fixed assets	(1,092)	(1,027)	(1,098,341)
Purchase of mineral and mining properties	(121,000)	-	(197,472)
Purchases of investments	(100,000)	-	(4,159,939)
Net cash provided by investing activities	(212,161)	47,685	2,651,925

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(50,616)
Net proceeds from sale of common stock	172,925	26,000	3,280,150
Payment made on long-term note payable	-	(2,757)	5,694
Payment of common stock subscriptions	-	-	(268,818)
Proceeds from sale of treasury stock	-	5,693	20,225
Net cash (used in) provided by financing activities	172,925	28,936	2,986,635

Net increase (decrease) in cash	(906,881)	(43,858)	(24,442)

Cash, beginning of period	942,428	55,853	59,989

Cash, end of period	$35,547	$11,995	$35,547

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$330	$62	$10,066
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for purchase of equipment and mining properties	$-	$10,000	$154,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note recievable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$-	$175,000	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$-	$1,865,363
Note receivable (net of discount) in connection with sale of Mexcian Mining Concession	$-	$-	$120,000
Note receivable in connection with sale of lode claim	$-	$-	$108,156
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
March 31, 2012

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the six-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2012, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Investments	$118,384	$18,384	$-	$100,000
Note Receivable (net of discount)	1,655,045	-	1,655,045	-
Total Assets Measured at Fair Value	$1,773,429	$18,384	$1,655,045	$100,000

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,110,611 from inception through March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  An estimated $2,000,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, the Company raised $1,159,500 from the issuance of 7,816,667 shares of its common stock.  During the first quarter of fiscal 2012, the Company raised an additional $136,700 in net proceeds from the issuance of 1,010,000 shares of its common stock. During the second quarter of fiscal 2012, the Company raised an additional $36,225 in net proceeds from the issuance of its common stock.

Currently, the Company anticipates raising the majority of the remaining $1,800,000 to $2,000,000 through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable. During the six-month period ended March 31, 2012, $9,616 of this prepaid insurance was amortized into General & Administrative Expenses.  See Note 8.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Administrative:
Equipment	$624,405	$623,312
	624,405	623,312
Lakeview:
Building	56,255	56,255
Equipment	381,007	381,007
Mill	1,539,282	1,539,282
	1,976,544	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,741	275,742
	655,701	655,702
Total	3,256,650	3,255,558
Less: Accumulated Depreciation	(1,729,952)	(1,675,106)
Property, Plant & Equipment, net	$1,496,698	$1,580,452

Depreciation expense was $84,846 for the six-month period ended March 31, 2012 and $91,189 for the comparable period last year.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the six-month period ended March 31, 2012, $40,204 of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,655,045 at March 31, 2012.

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

The following summarizes the investments at March 31, 2012:

			Market
Investment	Quantity	Cost	Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$6,974
Lucky Friday Extension	5,000	250	300
Merger Mines	10,000	1,400	1,200
New Jersey Mining	52,857	12,686	8,457
Subtotal	617,957	15,049	16,931

Desert Hawk JV		100,000	100,000
Silver Coins & Bars	45	542	1,453

Total at March 31, 2012	618,002	$115,591	$118,384

During the 2nd quarter of Fiscal Year 2012, the Company prepared a letter of intent with Desert Hawk Gold Corporation. Based upon this letter of intent the Company made payment to Desert Hawk Gold Corporation $100,000. Upon the completion and funding of the agreement, the Company and Desert Hawk Gold Corporation will each own a 50% interest in a Joint Venture operating the numerous mineral claims, leases, permits and other rights currently held by Desert Hawk Gold Corporation located in the Gold Hill Mining District of Utah.

The Company’s net change in accumulated other comprehensive income (loss) was a loss of $99 during the first six months of fiscal year 2012.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $99 loss is recorded on the statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2011 to March 31, 2012.

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

NOTE 8:  NOTES PAYABLE

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable.  The note has a term of nine months, bears interest at 10.25% annually and stipulates that payments of $1,969 be made monthly.   The outstanding balance on this note payable was $9,430 at March 31, 2012.  See Note 3.

NOTE 9:  COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended March 31, 2012, the Company issued 295,000 shares of common stock to an investor for net proceeds of $36,225.  In connection with this offering, the company incurred a total of $8,025 in commission expenses paid to brokers. For every share purchased, the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.25 per share and expire on August 1, 2013.

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

Going Concern

As shown in the accompanying financial statements, we typically have limited cash and limited revenues and have incurred an accumulated deficit of $4,110,611 from inception through March 31, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Comparison of the Three-Month Periods Ended March 31, 2012 and 2011:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the six-month period ended March 31, 2012, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Six-Month Period Ended
	Mar. 31, 2012	Mar. 31, 2011	$ Change	% Change

Revenues	$-	$19,000	$19,000	-100.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	-	-	0.0%
Depreciation	84,846	91,189	(6,343)	-7.0%
General and administrative	688,242	125,666	562,576	447.7%
Mining and exploration expenses	230,259	92,775	137,487	148.2%
Professional fees	42,351	51,891	(9,540)	-18.4%
Total Operating Expenses	1,045,698	361,521	684,177	189.3%
Loss from Operations	(1,045,698)	(342,521)	(703,177)	205.3%
Other Income (Expense)
Dividend and interest income	40,218	38,354	1,864	4.9%
Gain on Sale of Fixed Asset	-	13,751	(13,751)	-100.0%
Interest expense	(330)	(62)	(268)	433.0%
Net (loss) gain on sale of securities	316	24,363	(24,047)	-98.7%
Net gain on settlement of lease dispute	-	85,000	(85,000)	-100.0%
Total Other Income (Expense)	40,204	161,406	(121,202)	-75.1%
Net Loss	$(1,005,494)	$(181,115)	$(824,379)	455.2%

Overview of Operating Results

The increase in net loss during the six-month period ended March 31, 2011 was primarily due to expenses of $489,760 incurred in connection with cash and stock based remuneration to four board members.  Also contributing, although to a lesser extent, was 1) the receipt of $19,000 from Mineral Sales; 2) increase in General and Administrative expenses of $72,816; 3) increase of $137,487; and 4)the receipt of $85,000 in lease income in the comparable period last year versus none in the current quarter.

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

Other Income (Expenses)

The decrease in other income (expense) during the six-month period ended March 31, 2012, was primarily related to our receipt of $85,000 in connection the settlement of a lease dispute during the first quarter last year. During the first quarter of fiscal 2011, we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that we, as lessor, were owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, we assigned the rights to this settlement to an investment firm for net proceeds of $85,000.

Also contributing to this decrease was a net gain realized on the sale of investments of $12,157 during the first quarter last year compared with only $316 during our most recent quarter.

Overview of Financial Position

At March 31, 2011, we had cash of $35,547 and total liabilities of $17,462.  During the second quarter of fiscal 2012 we raised $36,225 in net proceeds from the issuance of 295,000 shares of our common stock. During the first quarter of fiscal 2012, we raised $136,700 in net proceeds from the issuance of 1,010,000 shares of our common stock.  These proceeds were used primarily to continue limited exploration activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At March 31, 2012, property, plant and equipment before accumulated depreciation totaled $3,256,650, an increase of $1,092 from $3,255,558 at September 30, 2011.  The small increase was related to equipment purchases for administration purposes.

Notes Receivable

On March 31, 2012, we had a note receivable, net of discount, of $1,655,045 compared with $1,614,841 at September 30, 2011.  The increase related entirely to the amortization of the discount into interest income.

See “Note 6. Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at March 31, 2012, was $118,384, an increase of $99,715 from the September 30, 2011, balance of $18,669.  This increase was primarily due the investment of $100,000 with Desert Hawk Corporation for the formation of a Joint Venture based upon a letter of intent signed February 2012.

See “Note 7:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,633,323 at March 31, 2012, a decrease of $721,418 from $6,354,741 at September 30, 2011.  The decrease in total stockholders’ equity was primarily due a net loss of $1,005,494 incurred during the fiscal 2012 first six months.

See “Note 9: Common Stock” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During six-month period ended March 31, 2012 our operating activities used $867,645 and used $120,479 during the same period last year.  This decrease was primarily the result of the realization of a net loss of $1,005,494 during the current six months compared with a net loss of $181,115 last year.

Investing Activities

During six-month period ended March 31, 2012, our investing activities used $212,161 and provided $47,865 during the same period last year.  This decrease was primarily due to our purchase of the Silver Strand Mine for $121,000 and the investment with the future joint venture with Desert Hawk Corporation for $100,000.

See “Note 5: Mining and Mineral Properties” to our consolidated financial statements for further details.

Financing Activities

During six-month period ended March 31, 2012, our financing activities provided $172,925 and provided $28,936 during the same period last year.  This increase was primarily related to net proceeds from the sale of stock of $172,925 received during the current six months compared with $26,000 last year.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended March 31, 2012, the Company sold 1,305,000 shares of common stock at a price per share of $0.15 to five accredited investors for net proceeds of $172,925.  For every share purchased, each investor received one warrant to purchase one share of common stock.

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

SHOSHONE SILVER/GOLD MINING COMPANY
(Registrant)

May 21, 2012	By:	/s/ Howard Crosby
Date		Howard Crosby
President and Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By:	/s/ John Ryan
Date		John Ryan
Treasurer and Chief Financial Officer (Principal Financial Officer)