Form 10-Q
period 2012-06-30
Shoshone Silver/Gold Mining Co
filed 2012-08-10
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

IDAHO
(State or other jurisdiction of incorporation or organization)

82-0304993
(I.R.S. Employer Identification No.)

5968 N. Government Way, #305
Coeur d’Alene, ID   83815
(Address of principal executive offices, including zip code.)

(843) 715-9504
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
53,221,704 as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,766	$942,428
Deposits and prepaids	5,771	48,780
Supplies inventory	-	1,777
Total Current Assets	12,537	992,985

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,256,650	3,255,558
Accumulated depreciation	(1,802,351)	(1,675,106)
Total Property Plant and Equipment	1,454,299	1,580,452

MINERAL AND MINING PROPERTIES	2,327,369	2,206,369

OTHER ASSETS
Notes receivable (net of discount)	1,675,147	1,614,841
Investments	125,421	18,669
Total Other Assets	1,800,568	1,633,510

TOTAL ASSETS	$5,594,773	$6,413,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$20,609	$53,155
Accrued expenses	65,753	5,420
Notes payable	7,544	-
Total Current Liabilities	93,906	58,575

Total Liabilities	93,906	58,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 53,221,704 and 51,087,704 shares issued and outstanding	5,322,170	5,108,770
Additional paid-in capital	4,625,738	4,554,963
Treasury stock	(206,894)	(206,894)
Accumulated deficit in exploration stage	(2,585,167)	(1,437,635)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	12,502	3,019
Total Stockholders’ Equity	5,500,867	6,354,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,594,773	$6,413,316

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
	Three-Month Period Ended		Nine-Month Period Ended		(beginning of
	June 30,	June 30,	June 30,	June 30,	exploration stage)
	2012	2011	2012	2011	to June 30, 2012

REVENUES	$5,600	$28,885	$5,600	$47,885	$215,185

COST OF REVENUES	3,124	-	3,124	-	231,952

GROSS PROFIT	2,476	28,885	2,476	47,885	(16,767)

OPERATING EXPENSES
General and administrative	92,507	15,441	780,729	141,107	2,233,812
Professional fees	1,662	10,826	44,013	62,717	1,319,846
Depreciation	42,398	43,493	127,245	134,682	947,188
Mining and exploration expenses	27,803	21,046	258,062	113,821	4,818,596
Net gain on sale of load claim	-	-	-	-	(468,907)
Total Operating Expenses	164,370	90,806	1,210,049	452,327	8,850,535

LOSS FROM OPERATIONS	(161,894)	(61,921)	(1,207,573)	(404,442)	(8,867,302)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	-	-	47,008
Cancellation of debt income	-	-	-	-	69,418
Dividend and interest income	20,103	19,146	60,321	57,500	417,075
Gain on sale of fixed assets	-		-	13,751	28,115
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(247)	(14)	(577)	(76)	(12,628)
Lease income	-	-	-	-	444,044
Loss on abandonment of asset	-	-	-	-	(20,000)
Net gain on settlement of lease dispute	-	-	-	85,000	1,128,918
Net (loss) gain on sale of investments		(12,743)	316	11,620	85,316
Other income/(expense)	-	-	(20)	-	197,415
Other-than-temporary impairment of investments	-	-	-	-	(149,279)
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Total Other Income (Expenses)	19,856	6,389	60,040	167,795	6,282,134

INCOME (LOSS) BEFORE INCOME TAXES	(142,038)	(55,532)	(1,147,533)	(236,647)	(2,585,168)

INCOME TAXES	-	-	-	-
DEFERRED TAX GAIN	-	-	-	-

NET INCOME (LOSS)	(142,038)	(55,532)	(1,147,533)	(236,647)	(2,585,168)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	9,582	1,153	9,483	40,625	12,502

NET COMPREHENSIVE INCOME (LOSS)	$(132,456)	$(54,379)	$(1,138,050)	$(196,022)	$(2,572,666)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$(0.02)	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	53,221,704	43,486,593	52,965,784	43,197,486

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	53,221,704	43,486,593	52,965,784	43,197,486

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Nine-Month Period Ended June 30,		exploration stage)
	2012	2011	to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,147,533)	$(236,647)	$(2,585,168)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(60,305)	(57,434)	(309,783)
Available-for-sale silver investment issued in exchange for services	1,200	-	136,340
Available-for-sale silver investment issued in exchange for services			3,560
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	13,600	308,100
Common stock issued for services	111,250	54,200	569,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	127,245	143,298	985,757
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	-	(13,751)	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	20,000
Loss recognized on other-than-temporary impairment of investments	-	-	149,279
Net (gain) loss on sale of investments	(2,793)	(11,620)	(471,700)
Net gain on sale of lode claim	-	-	(4,363,353)
Net gain on sale of Mexican mining concession	-	-	(1,128,918)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:	-		-
Change in accounts payable	(28,609)	(18,959)	(66,700)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	60,168	(13,022)	61,604
Change in deposits and prepaids	43,009	(10,000)	22,977
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	1,777	117	12,732
Net cash used in operating activities	(894,591)	(150,218)	(5,689,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Proceeds of note receivable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	501	800	18,501
Proceeds from sale of investments	3,823	76,968	4,794,590
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans (Net)	3,772		164,532
Purchase of fixed assets	(1,092)	(1,027)	(1,098,341)
Purchase of mineral and mining properties	(121,000)	-	(197,472)
Purchases of investments	(100,000)	-	(4,159,939)
Net cash provided (used) by investing activities	(213,996)	76,741	2,650,090

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	-	-	(50,616)
Net proceeds from sale of common stock	172,925	26,000	3,280,150
Payment made on long-term note payable	-	(4,279)	5,694
Payment of common stock subscriptions	-	-	(268,818)
Proceeds from sale of treasury stock	-	5,694	20,225
Net cash provided by financing activities	172,925	27,415	2,986,635

Net increase (decrease) in cash	(935,662)	(46,062)	(53,223)

Cash, beginning of period	942,428	55,853	59,989

Cash, end of period	$6,766	$9,791	$6,766

	-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$330	$62	$10,066
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$50,000
Common stock issued for purchase of equipment and mining properties	$-	$10,000	$154,340
Common stock issued for services, accounts payable, finder’s fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note receivable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$-	$175,000	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$-	$1,865,363
Note receivable (net of discount) in connection with sale of Mexican Mining Concession	$-	$-	$120,000
Note receivable in connection with sale of lode claim	$-	$-	$108,156
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500

See the accompanying notes to the interim consolidated financial statements.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2012

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Fair Value Measurements

Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

•	Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•
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

•
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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2012, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Investments	$125,421	$25,421	$-	$100,000
Note Receivable (net of discount)	1,675,147	-	1,675,147	-
Total Assets Measured at Fair Value	$1,800,568	$25,421	$1,675,147	$100,000

Going Concern

As shown in the accompanying financial statements, the Company routinely has limited revenues, has recurring losses, and has incurred an accumulated deficit of $4,252,649 from inception through June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  An estimated $1,500,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, the Company raised $1,159,500 from the issuance of 7,816,667 shares of its common stock.  During the first quarter of fiscal 2012, the Company raised an additional $136,700 in net proceeds from the issuance of 1,010,000 shares of its common stock. During the second quarter of fiscal 2012, the Company raised an additional $36,225 in net proceeds from the issuance of its common stock.

Currently, the Company anticipates generating additional cash through the lease of its Lakeview mill to Black Mountain Resources Limited (see Note 12) and as necessary through issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

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

NOTE 3: DEPOSITS AND PREPAID EXPENSES

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable. During the nine-month period ended June 30, 2012, $15,386 of this prepaid insurance was amortized into general & administrative expenses.  See Note 8.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
General Use:
Equipment	$624,405	$623,312
	624,405	623,312
Lakeview:
Building	56,255	56,255
Equipment	381,007	381,007
Mill	1,539,282	1,539,282
	1,976,544	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,741	275,742
	655,701	655,702
Total	3,256,650	3,255,558
Less: Accumulated Depreciation	(1,802,351)	(1,675,106)
Property, Plant & Equipment, net	$1,454,299	$1,580,452

Depreciation expense was $127,245 for the nine-month period ended June 30, 2012 and $134,682 for the comparable period last year.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment annually by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5: MINERAL AND MINING PROPERTIES

During the fiscal 2012 first quarter, the Company purchased the Silver Strand Mine from an unrelated party.  This property consists of 15 unpatented mining claims located in northern Kootenai County, Idaho.  The Company paid $121,000 in cash and entered into an agreement to pay a 20% net profits royalty interest valued at $880,000.  The cost of the property, included in the consolidated financial statements under the caption of mineral and mining properties, is expected to remain capitalized until such time as the Company’s outside study on the property’s reserves, if any, is completed.

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

Since the note does not bear interest, the Company imputed interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During the nine-month period ended June 30, 2012, $60,231 of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,675,147 at June 30, 2012.

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

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as accumulated other comprehensive income.

The following summarizes the investments at June 30, 2012:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$19,253
Lucky Friday Extension	5,000	250	300
New Jersey Mining	52,857	12,686	5,868
Subtotal	607,957	13,649	25,421

Desert Hawk JV		100,000	100,000

Total at June 30, 2012	607,957	$113,649	$125,421

During the second quarter of fiscal year 2012, the Company executed a letter of intent with Desert Hawk Gold Corporation (“DHGC”) and based upon this agreement made payment of $100,000 to DHGC.  Upon the completion and funding of the agreement, the Company and DHGC will each own a 50% interest in a joint venture operating the numerous mineral claims, leases, permits and other rights currently held by DHGC in the Gold Hill Mining District of Utah.

The Company’s net change in accumulated other comprehensive income was a gain of $9,483 during the first nine months of fiscal year 2012. This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company. The $9,483 gain is recorded on the statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2011 to June 30, 2012.

The Company realized $316 of net gain previously included in accumulated other comprehensive income on the sale of investments during the first quarter of fiscal year 2012, which is reflected in the statements of operations.  In the third fiscal quarter, the Company exchanged all of its holdings in Merger Mines (then valued at $1,200) in exchange for rent.  Also in the third fiscal quarter was the Company’s sale of all remaining silver coins and bars for a total of $5,600 in cash, and a gross profit of $2,476.

The following summarizes the Company’s investments at September 30, 2011:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	550,100	$713	$5,501
Lucky Friday Extension	5,000	250	325
Merger Mines	10,000	1,400	1,500
New Jersey Mining	52,857	12,686	9,514
Subtotal	617,957	15,049	16,840

Silver Coins & Bars	61	735	1,829

Total at September 30, 2011	618,018	$15,784	$18,669

The Company’s net annual change in accumulated other comprehensive income (loss) was $54,072 during the fiscal year ended September 30, 2011.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $54,072 is recorded in the Company’s September 30, 2011 consolidated statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on the balance sheet from September 30, 2010 to September 30, 2011.

The Company realized $4,551 of net loss previously included in accumulated other comprehensive income on the sale of investments during the fiscal year ended September 30, 2011, which is reflected on the Company’s September 30, 2011 audited consolidated financial statements on the statements of operations.

NOTE 8:  NOTES PAYABLE

In December 2011, the Company purchased for $23,082 a one-year liability insurance policy (the “Policy”).  The Policy was purchased with a cash payment of $6,108 with the balance of $16,974 settled with a promissory note.  The Company recorded prepaid insurance of $23,082 and a related entry to record a $16,974 note payable.  The note has a term of nine months, bears interest at 10.25% annually and stipulates that payments of $1,969 be made monthly.   The outstanding balance of this note payable was $7,544 at June 30, 2012.  See Note 3.

NOTE 9: COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the first quarter of fiscal 2012, the Company issued 295,000 shares of common stock to an investor for net proceeds of $36,225.  In connection with this offering, the Company incurred a total of $8,025 in commission expenses paid to brokers. For every share purchased, the investor received one warrant to purchase one share of common stock. The warrants are exercisable at $0.25 per share and expire on August 1, 2013.  Also during the same quarter, the Company issued 516,000 common shares to four of its directors in exchange for services valued at $82,260 and also issued 173,000 common shares to others in exchange for services valued at $28,990.

Also during the same three-month period, the Company issued 1,010,000 shares of common stock to four investors for net proceeds of $136,700.  In connection with this offering, the Company incurred a total of $28,800 in commission expenses paid to brokers.  Of this amount, $14,800 was paid in cash and $14,000 was settled with the issuance of 140,000 shares of common stock.  For every share purchased, each investor received one warrant to purchase one share of common stock.  The warrants are exercisable at $0.25 per share and expire on August 1, 2013.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Environmental Issues
The Company is engaged in mineral exploration and may become subject to certain liabilities as they relate to environmental cleanup of mining sites or other environmental restoration.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mineral property claims.

Silver Strand Mine
During the fiscal 2012 first quarter, the Company purchased the Silver Strand Mine from an unrelated party.  In connection with this purchase, the Company entered into an agreement to pay a 20% net profits royalty interest valued at $880,000.

NOTE 12: SUBSEQUENT EVENTS

On July 3, 2012, the Company executed an option to lease agreement with Black Mountain Resources Limited (“BMZ”) whereby the Company granted BMZ an option to lease the Company’s Lakeview District Mill for a 15-year period.  Under the terms of the agreement, the Company is to receive a nonrefundable cash payment of $500,000 from BMZ, and in turn BMZ receives the right to conduct due diligence for a period of 90 days.

If BMZ chooses to execute the lease within this period, it will issue to the Company a total of 11,000,000 shares of BMZ common stock, of which half will be voluntarily escrowed for one year.  Upon execution of the lease, the Company will transfer ownership of its Weber Mine Property in the Lakeview District to BMZ.

Upon its execution of the lease agreement, BMZ will be responsible for all maintenance on and capital improvements to the mill and will be responsible for paying a net $10 per ton milling charge to the Company for each ton of ore processed.  For every year after the first ten years of the lease, BMZ agrees to make minimum toll payments to the Company of $250,000 per year.

Under the terms of the lease agreement, the Company may use the mill to process its own ore by making commercial payments to BMZ.  The lease may be extended beyond its primary term for two successive 15-year periods.

NOTE 13: LITIGATION

In July 2012, a former employee initiated a lawsuit against the Company for unpaid compensation.  His legal complaint asserts that he is owed severance pay and other wages in accordance with a written employment agreement.  The Company denies the claim’s validity and expects to vigorously defend its position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements

From time to time, Shoshone and its management have made and will make forward-looking statements.  Such statements are contained in this report and may be contained in other documents that Shoshone files with the Securities and Exchange Commission.  Such statements may also be made by Shoshone and its senior managers in oral or written presentations to analysts, investors, the media and others.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

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

Plan of Operation

Lakeview Property
During 2010, the Company entered into an agreement to sell silver concentrate produced from its Lakeview property to a smelter for refining.  In fiscal 2011, revenues of $47,885 were generated from such sales.

In fiscal 2012, the Company’s plans for its Lakeview property changed.  Subsequent to the third quarter of fiscal 2012, the Company executed an option to lease agreement for its Lakeview mill. Execution of the agreement resulted in the Company’s earning a nonrefundable cash payment of $500,000.  If the other party to the transaction executes the lease agreement, the Company will receive 11,000,000 shares of common stock of Black Mountain Resources Limited.  This agreement is more fully described in Note 12 to the interim consolidated financial statements.

Going Concern

As shown in the accompanying financial statements, the Company routinely generates losses, has limited revenues, and has incurred an accumulated deficit of $4,252,649 from inception through June 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  An estimated $1,500,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2011, we raised $1,159,500 from the issuance of 7,816,667 shares of our common stock.  During the first quarter of fiscal 2012, we raised an additional $136,700 in net proceeds from the issuance of 1,010,000 shares of our common stock.

Currently, we anticipate raising the majority of the remaining $800,000 to $1,000,000 through the combination of issuance of common stock to private investors. We also expect to provide additional resources from revenues attributable to our Lakeview Mill lease transaction. (See Note 12.) The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Comparison of the Nine-Month Periods Ended June 30, 2012 and 2011:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the nine-month period ended June 30, 2012, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Nine-Month Period Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Revenues	$5,600	$47,885	$(42,285)	-88.3%
Cost of Revenues	3,124	-	(3,124)	-100.0%
Gross Profit	2,476	47,885	(45,409)	-94.8%
Depreciation	127,245	134,682	7,437	5.5%
General and administrative	780,729	141,107	(639,622)	-453.3%
Mining and exploration expenses	258,062	113,821	(144,241)	-126.7%
Professional fees	44,013	62,717	18,704	29.8%
Total Operating Expenses	1,210,049	452,327	(757,722)	-167.5%
Loss from Operations	(1,207,573)	(404,442)	(803,131)	-198.5%
Other Income (Expense)
Dividend and interest income	60,321	57,500	2,824	4.9%
Gain on Sale of Fixed Asset	-	13,751	(13,751)	-100.0%
Miscellaneous other income (expense)	(20)		(20)	-100.0%
Interest expense	(578)	(76)	(502)	660.5%
Net (loss) gain on sale of securities	316	11,620	(11,304)	-97.2%
Net gain on settlement of lease dispute	-	85,000	(85,000)	-100.0%
Total Other Income (Expense)	60,039	167,795	(107,756)	-64.2%
Net Loss	$(1,147,534)	$(236,647)	$(910,887)	-384.9%

Overview of Operating Results

The increase in net loss during the nine-month period ended June 30, 2012 versus the nine-month period ended June 30, 2011 was primarily attributable to expenses of $489,760 incurred in connection with cash and stock based remuneration to four board members.  Also contributing, although to a lesser extent, were increased mineral exploration expenses of $144,241 and other nondirector G&A expenses of almost $150,000.

Operating Expenses

The increase in operating expenses principally reflects increased general and administrative expenses attributable to payments to four board members totaling $489,760 comprised of $407,500 in cash and $82,260 in stock based compensation from the issuance of 516,000 shares of our common stock. Also contributing significantly to the increase in operating expenses was increased mining and exploration activities at our Rescue Mine Property.

Other Income (Expenses)

The comparative decrease in other income (expense) during the nine-month period ended June 30, 2012 was primarily related to our receipt of $85,000 in connection with the settlement of a lease dispute during fiscal 2011.  While we were awarded a total of $100,000 as settlement of a claim we had filed in the Chapter 11 bankruptcy of an unrelated company, we assigned the rights to this settlement to an investment firm for net cash proceeds of $85,000.  No similar income was earned or received in the three quarters ended June 30, 2012.

Also contributing to the year-to-year decrease were aggregate net gains realized on the sale of investments of $11,620 during the first nine months of last fiscal year compared with only $316 during the most recent nine months of the current fiscal year.

Overview of Financial Position

During the quarter ended June 30, 2012, the Company’s cash position was reduced by $28,781 and its current liabilities increased by $76,444 as the Company’s sources of incoming cash became more attenuated and the Company’s debt repayment practices became more tardy.  During this most recent quarter, the Company had no cash proceeds from sales of its securities.

At June 30, 2012, the Company’s cash balance had been reduced to $6,776 and total liabilities expanded to $93,906.  During the second quarter of fiscal 2012, we raised $36,225 in net proceeds from the issuance of 295,000 shares of our common stock. During the first quarter of fiscal 2012, we raised $136,700 in net proceeds from the issuance of 1,010,000 shares of our common stock.  These proceeds were used primarily to continue limited exploration activities at our Lakeview property, to continue refining our milling process at that same location and to continue refurbishing our newly acquired mill building at our Rescue mine.

Property, Plant and Equipment

At June 30, 2012, property, plant and equipment before accumulated depreciation totaled $3,256,650, an increase of $1,092 from $3,255,558 at September 30, 2011.  The small increase was related to equipment purchases for administration purposes.  The Company recorded depreciation expense of approximately $14,000 each month of its fiscal year.  At June 30, 2012, the Company had recorded accumulated depreciation of $1,802,351 which is more than half of the recorded cost of its property, plant, and equipment.

Notes Receivable

On June 30, 2012, we had a note receivable, net of discount, of $1,675,147 compared with $1,614,841 at September 30, 2011.  The increase related entirely to the amortization of the discount into interest income.

This note is more fully explained in Note 6 to the Company’s consolidated financial statements.

Investments

Our investment portfolio at June 30, 2012, was $125,421 an increase of $106,752 from the September 30, 2011 balance of $18,669.  This increase was primarily due the investment of $100,000 with Desert Hawk Corporation for the formation of a joint venture based upon a letter of intent signed February 2012.

See Note 7 to our interim consolidated financial statements for further detail on the Company’s investments.

Stockholders’ Equity

Our total stockholders’ equity was $5,500,867 at June 30, 2012, a decrease of $853,874 from $6,354,741 at September 30, 2011. The decrease in total stockholders’ equity was primarily due a net loss of $1,147,533 incurred during the first nine months of fiscal year 2012.

See Note 9 to our interim consolidated financial statements for further details on common stock.

Liquidity and Capital Resources

Operating Activities
Our operating activities used $894,591 during the first nine months of fiscal 2012 and used $150,218 during the same period last year.  This increase was primarily the result of the realization of a much larger net loss ($1,147,533) during the current nine months of fiscal 2012 compared to the net loss ($236,647) of the corresponding period of the prior fiscal year.

Investing Activities
During the nine-month period ended June 30, 2012, our investing activities used $213,996 and provided $76,741 during the same period last year.  The year-to-year change was primarily due to the Company’s increased investments in 2012 which included the purchase of the Silver Strand Mine for $121,000 and the funding of a future joint venture with Desert Hawk Corporation for $100,000.

Note 7 to our interim consolidated financial statements provides additional information on our investments.

Financing Activities
During nine-month period ended June 30, 2012, our financing activities provided $172,925 and provided $27,415 during the same period last year.  This increase was primarily related to net proceeds from the sale of stock of $172,925 received during the current nine months compared with $26,000 last year.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

ITEM 4.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

We are the defendant in a lawsuit filed on July 6, 2012, captioned Scott Beggs, plaintiff vs. Shoeshone Silver/Gold Mining Company, defendant, Case No. CV12-4947 in the District Court of Kootenai County, State of Idaho wherein one Scott Beggs alleges that we breached an employment contract with him; failed to pay him wages; and retaliated against him. Mr. Beggs seeks damages of approximately $450,000.00. On July 31, 2012, we answered and denied Mr. Beggs’ allegations. We intend to vigorously defend the foregoing lawsuit.

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2012.

SHOSHONE SILVER/GOLD MINING COMPANY
(the “Registrant”)

BY:	HOWARD CROSBY
Howard Crosby
President and Principal Executive Officer

BY:	JOHN RYAN
John Ryan
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X