Form 10-K
period 2012-09-30
Shoshone Silver/Gold Mining Co
filed 2013-01-04
CIK 1126703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

Commission File Number:   000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

IDAHO
(State or other jurisdiction of incorporation or organization)

5968 North Government Way #305
Coeur d’Alene, ID   83815
 (Address of principal executive offices, including zip code)

(843) 715-9504
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK, par value $0.10

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2012: $4,789,953.

At December 28, 2012, 60,088,371 shares of the registrant’s common stock, par value $0.10, were outstanding.

FORM 10-K
For the Fiscal Year Ended September 30, 2012

PART I

ITEM 1.             BUSINESS.

As used in this registration statement, “Shoshone Mining,” “Shoshone,” “our Company,” “the Company,” “we,” and “our” refer to Shoshone Silver/Gold Mining Company.

Overview
Shoshone Silver/Gold Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969. We subsequently changed our name to Shoshone Silver Mining Company on January 22. 1970.  Shoshone was formed to explore, develop and produce precious metals with a focus on Northern Idaho and Canada.  In the late 1990’s, we were unable to productively utilize our Lakeview (Idaho) property and we elected to expand our exploration activities throughout Idaho and also increasingly in other western states and Mexico.

We are an exploration stage company, and our activities have been limited to exploring and acquiring rights to explore, hold, acquire, lease and trade properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified and commenced prospecting efforts in several areas in Idaho, Montana and Arizona. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production.

We have also identified new areas of and plans for exploration which are described more fully in the Item 7 section of this Annual Report under the caption “Plan of Operation”.

We reported revenues in the year ended September 30, 2012 (“fiscal 2012”) from the sale of an option to lease our millsite in the Lakeview District of Bonner County, Idaho. The limited revenues we reported in the year ended September 30, 2011 (“fiscal 2011”) are from the processing of previously stockpiled mineralized material.

EXPLORATION PROPERTIES HELD

			Claims
Project	Location	Acres	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview, Keep Cool, Weber		783	15	24
Millsite		13	1	-
Drumheller		111	6	-
Auxer		40	-	2
Talache		40	-	2
Subtotal		987	22	28

Silver Valley	Shoshone County, Idaho
Shoshone		96	5	-
Campbell Midvale			10	-
Subtotal		96	15	-

Northern Idaho
Silver Strand	Kootenai County, Idaho	300	-	15
Regal	Boundary County, Idaho	80	-	4
Subtotal		380	-	19

Central Idaho	Idaho County, Idaho
Rescue		1,720	-	84
Kimberly		480	-	24
New Claims – 2011		400	-	12
Subtotal		2,600	-	120

Montana	Montana
Stillwater Extension Claims	Stillwater County	200	-	10
Princeton Gulch Group	Granite County	120	-	6
Subtotal		320	-	16

Arizona Gold	Arizona
Western Gold	Mohave County	240	-	13
Gold Road	Mohave County	320	-	16
Cerro Colorado	Pima County	60	-	3
Subtotal		620	-	32

Utah
Imperial	Beaver County, Utah	1,100	-	55
Subtotal		1,100	-	55

Washington	Washington
Shaft Claims	Chelan County	380	-	19

Mexico Properties	Mexico
Other Mexican Properties	State of Sonora, Mexico	N/A	N/A	N/A

Idaho Lakeview District Holdings

Shoshone holds a group of patented and unpatented properties located in Bonner County near the Shoshone milling facility commonly referred to as the Idaho Lakeview District Properties.  This group includes the Idaho Lakeview, Millsite, Weber, Keep Cool, Drumheller, Auxer and Talache properties.

Idaho Lakeview, Keep Cool, Weber and Drumheller

The Idaho Lakeview, Weber, Keep Cool and Drumheller groups are located contiguously around an area of Bonner County near our Idaho Lakeview Mill.

Location and Access:

Near the town of Athol, Idaho on U.S. Highway 95 is the intersection with Bunco Road, which becomes U.S. Forest Service Road #332.  Bunco Road traverses the Lakeview Mining District 118-22 miles from the highway.  Many secondary roads lead from Bunco Road to the mines and prospects of the District.  Commercial electricity is available on the properties and water is supplied via wells and through water rights to a nearby creek.

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

In order to retain title to the Idaho Lakeview, Weber and Keep Cool, we pay annually assessed property taxes to Bonner County, Idaho on the 15 patented claims within the group and annual Bureau of Land Management maintenance fees totaling $3,360 ($140 per claim, for the 24 unpatented claims).

During fiscal 2011, we issued 100,000 shares of our common stock valued at $10,000 in exchange for three acres contiguous with our Lakeview mining properties.

Geology:

These properties lie within the Lakeview Mining District, which is predominantly underlain by Precambrian metasedimentary rocks of the Belt Super-group represented by the Wallace Formation. The Wallace formation consists of black or grey, very thinly laminated argillites and siltites containing interbedded blue-grey dolomite or limestone horizons. Total thickness of the Wallace formation is in excess of 5,000 ft.

The property currently is without known reserves.

Exploration History:

Initial discoveries of mineralization in the Lakeview District were made in 1888 near the site of the Weber Mine. Additional discoveries were made throughout the Pend Oreille Lake region and the Lakeview District was at that time included in the Pend Oreille Mining district, and early production records are unknown.

In 1924, the Venezuela Group of claims was taken over by the Hewer Mining Company and became what is now known as the Lakeview Mine. An internal shaft was eventually sunk to the 1,400 ft level and between 1923 and 1943 the Lakeview mine produced 24,500 tons of ore.

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

A limited amount of material was removed from the Weber Pit in the late 1970’s and early 1980’s. Exact quantities are unknown. While we conducted exploration drilling from the surface in 2008, we have not incurred exploration expenditures in this area since then.

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

Through fiscal 2011, we have generated revenues of $67,996 from the sale of concentrate to the smelter.  In fiscal 2012, we received $550,000 in option revenues from an Australian mining company interested in leasing the Lakeview millsite.  This is more fully discussed in the Plan of Operations section of Item 7.

Impairment:

During 2006, we paid fees to make improvements to the land to be more accessible as well as usable.  The total amount of $68,472 was capitalized.

We believe that, when compared to the market value of the property, the deferred costs of $344,690 have not suffered impairment. Accordingly, at September 30, 2012, we did not consider a write-down to the carrying cost necessary.

Drumheller Group

We own 6 patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  We issued 109,141 shares of our common stock to acquire these claims in February 1984.

During 2006, we sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note for $120,000.  During 2009, due to non-payment of the note receivable, we received a quitclaim deed releasing the property that was the collateral of the note receivable.  We determined the fair value of the reclaimed property to be $131,553 which is included in our financial statements as mineral and mining properties.

Auxer Group

The Auxer Mine is a formerly producing precious metal mine located in Bonner County, Idaho, located about 3.5 miles northeast of East Hope, Idaho and about 10 miles north of Clark Fork, Idaho.  The property can be accessed by five miles of gravel roads leading north from East Hope along Strong Creek.  The current electrical and water supplies to the land are unknown.

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

The property is currently without known reserves.

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

In September 2003, we acquired the property from Ashington Mining Company for $7,500.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2012, we did not consider a write-down to the carrying cost necessary.

Talache Group

The Talache silver-gold property is located in Bonner County, approximately 1 mile northwest of Talache Landing and 12 miles southeast of Sandpoint, via U.S. Highway 95 and Mirror Lake Road.  The current status of electric and water supply to the property is unknown.

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

In 1969, Silver Butte and Imperial Silver leased the property to Cominco American, Inc.  Cominco held the properties through 1971 and completed approximately 5,000 feet of diamond drilling.  Subsequently, all claims were dropped.

In 1999, two claims covering 40 acres were staked for Ashington Mining Corporation. In 2003, we acquired the property from Ashington for $22,500.

The property is currently without known reserves.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2012, we did not consider a write-down to the carrying cost necessary.

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

Bear Creek Mining Company leased the Shoshone Group in 1981.  Since then, we have conducted limited surface geological and geo-chemical surveying of the Shoshone Group claims.

The property is currently without known reserves.

Impairment:

The deferred costs of this property totaled $17,500, which was written-off in prior years as an exploration expense.

Campbell Midvale Property

During fiscal 2012, the Company agreed to issue 666,667 shares of its common stock to acquire three patented mining claims (“the Scheller claims”) in Shoshone County, Idaho.  After receiving the Scheller claims, the Company traded them in the fourth quarter of fiscal 2012 together with its Bullion Group claims in exchange for ten patented surface only claims, now known as the Campbell Midvale Claims, located in the Coeur d’Alene Mining District of Shoshone County.

Shoshone’s board of directors concluded that the Midvale Property offered good value to Shoshone due to its being contiguous to the Star-Morning mine, which is currently being rehabilitated by Hecla Mining Company (“Hecla”). The Star-Morning mine was the second largest tonnage producing mine in the Coeur d’Alene Mining District, reporting historical production of 71.6 million ounces of silver, 1.7 million tons of lead, and 1.6 million tons of zinc (25.9 million tons with recovered grades of 2.7 ounces per ton silver, 6.6% lead, 6.3% zinc.)  Hecla has reported that the Star mining complex, which ceased production in the 1980’s, has a number of remnant resource blocks that may be expanded thereby creating a revived mining center.

The Campbell Midvale Property is without known reserves and its exploration history is not fully known.

Northern Idaho Holdings

We have two holdings in northern Idaho: the Silver Strand Mine and the Regal Mine.

Silver Strand Property

During the first quarter of fiscal 2012, the Company purchased the Silver Strand Mine from an unrelated party for $121,000 in cash and agreed to pay a 20% net profits royalty interest on production from the property.  The royalty interest was valued at $880,000.

The Silver Strand mine is an underground mine located in northern Kootenai County, about 20 kilometers east-northeast of Coeur d’Alene.  It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d’Alene River.  Primary access is from Coeur d’Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek.

The property consists of 15 unpatented lode on public lands administered by the U.S. Forest Service. The cost of the property is included in our consolidated financial statements as mineral and mining properties.

Exploration History:

The Silver Strand deposit was discovered during nearby logging activity during the 1960’s and mined during the 1970’s and 1980’s for siliceous smelter flux.  Production was 13,752 tons grading 0.093 ounces per ton gold (3.19 gpt), 9.6 ounces per ton silver (329 gpt) and 87.1% silica.  The mining operation was shut down when the ASARCO Tacoma smelter closed in the early 1980’s.  Previous owner/operators include Silver Strand Mining Company, Silver Trend Mining Company, Trend Mining Company, and New Jersey Mining Company.

Geology:

The upper part of the Revett Formation outcrops at the mine.  The upper Revett member contains alternating sequences of quartzite and siltite-argillite.  Beds dip shallowly to moderately to the north.  Alfred L. Anderson of the Idaho Bureau of Mines and Geology mapped the geology and discussed the mineral resources of Kootenai in 1940 (Pamphlet 53).  There are no large intrusive rock bodies near the Silver Strand mine except for a diabase dike which has intruded the Silver Strand mineralized zone.  The Burnt Cabin fault is the major geologic structure near the Silver Strand mine.

The Silver Strand orebody consists of a nearly-vertical, silicified (quartz) replacement zone which cuts the flat to moderately dipping Revett beds.  The zone is not a fissure-filling vein.  The boundaries and shape of the silicified zone were determined to some extent by a 1997 diamond drilling program completed by a previous operator.  The sulfide ore mined to date appears to be enclosed within the quartz zone.  The ore is black and very fine-grained.  Sulfide minerals are not easy to identify because of the fine grained texture.  Minerals observed by microscopic study during metallurgical tests include: pyrite; tetrahedrite; tennantite; sphalerite; arsenopyrite and stibnite.

The property is without known reserves and its exploration history is not fully known.

Regal Mine

The Regal Mine is a formerly producing base and precious metal mine located in the Moyie-Yaak Mining District, Boundary County, Idaho. The Regal Mine property is located 10 miles north of Bonners Ferry, Idaho.

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

The property is currently without known reserves.

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

Impairment:

We believe that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at September 30, 2012, we did not consider a write-down to the carrying cost necessary.

Central Idaho Holdings

Warren District

Rescue Gold Mine

Location and Access:

On the north side of Payette Lake is a paved road which extends into the Payette National Forest for a distance of 28 miles and culminates with a U.S. Forest Service sign with directions to Burgdorf and also to Warren, another 17 miles away by gravel road.

A map of the Rescue Gold Mine located in Idaho County, Idaho is contained in Exhibit 99.14 which was filed as an exhibit to our Annual Report on Form 10-K filed with the Commission on January 10, 2010, File No.000-31184.

Land Status:

We hold 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho in Idaho County. Title to the property is maintained by annual payment of BLM maintenance fees of $11,760. There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  There is a 43-101 Report which was completed in 2008.

Impairment:

We believe that the property has sustained some diminution in value.  Accordingly, the original cost of $757,531 was reduced by an impairment charge of $300,000. At September 30, 2012, we did not consider a further reduction to the recorded cost of $457,531 necessary.

New Claims

In the fourth quarter of fiscal 2011, the Company staked an additional 12 unpatented claims adjacent to its Rescue Gold Mine holdings in Idaho County, Idaho.  Title to the property is maintained by annual payment of BLM maintenance fees of $1,680.

The property is currently without known reserves and its exploration history is not known.  We have made no improvements to the property, which is recorded by the Company at no cost on its books.

Marshall Mountain District

Kimberly Gold Mine

The Kimberly Gold Mine is accessed by following the directions to reach the Rescue Gold Mine and traveling to Burgdorf instead of Warren.  Approximately five miles past Burgdorf is a U.S. F.S. sign with directions to the Kimberly Gold Mine.

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

Impairment:

We believe that the property has sustained some diminution in value.  Accordingly, the original cost of $927,595 was reduced by an impairment charge of $400,000.  At September 30, 2012, we did not consider a further reduction to the carrying cost of $527,595 necessary.

Imperial Mine Property

The Company’s Imperial Mine Property (hereinafter “the Mine” or “the Property”) consists of a 50% interest in the past producing Imperial Mine (seven patented mining claims) and a 100% interest in 55 unpatented mining claims adjacent to the Mine.  The Property, which is located in the San Francisco Mining District in Beaver County, Utah, was purchased on November 1, 2012 by the registrant’s issuance of $558,000 of its common stock.

Location and Access

The Property comprises approximately 1,100 acres, has an elevation of 6,847 feet, and is located in the San Francisco Mountains of Beaver County.  The Property is located approximately 16.8 miles from Milford, Utah.  It can be accessed by driving 14.7 miles west from Milford on UT-21, turning right and driving on a dirt road for 0.7 miles, and turning right and driving on another dirt road for 1.5 miles.

The Property lies approximately 2 miles to the north of the famous Horn Silver Mine.

Federal regulations require a yearly maintenance fee to keep the 55 unpatented claims in good standing.  In accordance with federal regulations, the Imperial Mine Property is in good standing to September 1, 2013.  A yearly maintenance fee of $7,700 is required to be paid to the Bureau of Land Management prior to the expiration date to keep the claims in good standing for an additional year.

History

There is no written history of previous operations of the Imperial Mine Property.  Names of previous operators of the Mine are not known.  The Mine is located in the famous San Francisco Mining District of Beaver County.

The San Francisco Mining District includes approximately the southern half of the San Francisco Mountains in Beaver County, west of Milford, Utah.  Lead, silver, copper and other minerals were discovered about 1870, and the District was organized in 1871.  Most production in the District took place prior to 1920, and since that time only a few metal mines have produced ore, mostly in small quantities.

The District is notable for containing one of the most famous mines of the Old West, the Horn Silver Mine, which is a neighbor to the Imperial Mine and was discovered in 1875.

Regional Geology

The San Francisco Mountains, which run in a north-south direction, have a maximum altitude of 9,725 feet.  They are bordered on the west by the Wah Wah Valley, whose floor is at an altitude of about 5,000 feet, and on the east by a broad plain, which slopes from an altitude of 6,500 feet at the old town of Frisco to one of about 5,000 feet in Milford Valley, 14 miles to the east.

The rocks of the area consist of sedimentary formations, lava flows, and intrusives.  The main mineralized areas in the San Francisco Range are associated with stocks of granodiorite porphyry and quartz monzonite and with dikes attendant upon these stocks.  The quartz monzonite is much more widely distributed than the granodiorite porphyry. One large body of the rock occupies an area of about six and one quarter square miles in the San Francisco Range, northwest of Frisco.

Property Geology and Mineralization

The registrant has not completed any work on the Property, the principal man-made feature of which is an underground mine.  Past production from the Imperial Mine was developed through a 1,200 foot adit, with several crosscuts, raises and winzes in a replacement or skarn type copper-silver gold ore body hosted in a limestone bed along a quartz monzonite contact.  The age of the physical mine structure and subsurface improvements is not known.  There is no physical equipment associated with the Mine.

According to a 1973 report by G.E. McKelvey, “Imperial Mine mineralization is located at the contact of the southern edge of the Cactus Quartz Monzonite stock of the San Francisco Mountains and a structurally complex sequence of Paleozoic sedimentary rocks.”

The registrant is currently evaluating the best approach to proceeding with the exploration of the Property.  The registrant has not completed any exploratory work on the Property and has not yet developed an exploration program for the Property. At present, there are no proven reserves and there are no reserve estimates of in-place material or of recoverable material.

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

The property currently is without known reserves,

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

Princeton Gulch Group

We control unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana. The Princeton Gulch claims are located in 7 miles northeast of the town of Maxville, Montana.

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

The property is currently without known reserves.

Exploration History:

The claims have been worked sporadically by small scale owner/operators for a number of years. The claims have only been placer mined in the valley bottom. No additional exploration work has been done. The Princeton Mining District has had several past producers, both lode and placer in the late 1800’s and first half of the 1900’s.

Impairment:

The acquisition costs of $13,000 were recorded as exploration expenses in a prior year.

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

The property is currently without known reserves.

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

The property is currently without known reserves.

Impairment:

The deferred costs of $1,500 were included in exploration expenses in a prior year.

Cerro Colorado Group

We control 3 unpatented claims covering 60 acres in the Cerro Colorado Mining District, 35 miles southwest of Tucson, Arizona.

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

Geology:

Mineralization in the district is epithermal quartz-fissure veins with minor base metal sulfides and mercury-bearing tetrahedrite. Silver and gold enrichment occur in oxidized zones. Host rocks are a complex of Cretaceous quartz latite and andesite porphyry flows and tuff with some interbedded sedimentary beds, invaded by Laramide andesite porphyry and rhyolite and dioritic plug and dikes.

The property is currently without known reserves.

Exploration History:

The Cerro Colorado Mining District is one of the oldest producing areas in Arizona with scattered small, and relatively shallow, mines and prospects active intermittently from at least the 1770’s to about 1950.  Total estimated and recorded production has been some 4,500 tons of ore containing approximately 376,000 ounces silver, 460 ounces gold and small amounts of copper and lead.

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

The property is currently without known reserves.

Mexico Properties

Mexican Exploration Properties

We have an interest in several Mexican exploration projects which we do not currently consider to be material.

La Vibora

La Vibora is a gold-silver prospect in which Shoshone acquired a 25% interest in the property in the year 2000. No exploration has been conducted on the property since our acquisition. The property is located approximately 22 miles south of the city of Esquida in the State of Sonora.  We have made no improvements to the property.

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

The property is currently without known reserves.

The La Morena Placer

The property is a gold silver placer deposit located adjacent to the La Vibora prospect. There has been no systematic exploration of the La Morena Placer. Shoshone acquired a 25% interest in the property in 2000.  We have not made improvements to the property.

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

We expect our exploration work on a given property to proceed generally in three phases.

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•	researching the available geologic literature;
•	interviewing geologists, mining engineers and others familiar with the prospect sites;
•	conducting geologic mapping, geophysical testing and geochemical testing;
•	examining any existing workings, such as trenches, prospect pits, shafts or tunnels;
•	digging 150 foot long and 10-to-20 foot wide trenches that allow for an examination of surface vein structure as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and
•	analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000. We have completed research on and examination of some of our properties, and have commenced geophysical work and sampling on some of our properties.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

•	examining underground characteristics of mineralization that were previously identified;
•	conducting more detailed geologic mapping;
•	conducting more advanced geochemical and geophysical surveys;
•	conducting more extensive trenching; and
•	conducting exploratory drilling.

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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•	drilling to develop the mining site;
•	conducting metallurgical testing; and
•	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

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

Additional information on our exploration plans is described in the Item 7 section captioned “Plan of Operation”.

ENVIRONMENTAL COMPLIANCE

Our primary cost of complying with applicable environmental laws during exploration is likely to arise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs, although the BLM has promulgated new surface management regulations which may significantly increase those costs on BLM lands. Access road reclamation may cost up to $50,000 to $100,000 if road building has been done, and those costs, too, are likely to increase as the result of the new BLM regulations.  As we are currently in the exploration stage on all of our properties, reclamation costs have not yet been incurred, and cannot be reasonably estimated for each property.

EMPLOYEES

At September 30, 2012, we had one full-time employee. None of our current officers received salary or other compensation from the Company during 2012.  Only one of our directors received compensation during fiscal 2012.

GLOSSARY OF TERMS

AMPHIBOLITE: granular metamorphic rocks.

ANOMALY: a deviation from uniformity or regularity in geophysical or geochemical quantities.

ANTICLINE: layered rock formations structurally folded into a convex structure with a core that hosts the oldest rocks.

ARCHEAN: geologic age older than 2,500,000 years.

BATHOLITH:  a large emplacement of igneous intrusive or plutonic rock that forms from cooled magma within the Earth’s crust.

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

HYDROTHERMAL: pertaining to hot water, especially with respect to its action in dissolving, re-depositing, and otherwise producing mineral changes within the earth’s crust.

INTRUSION/INTRUSIVE: a volume of igneous rock that was injected, while still molten, into the earth’s crust or other rocks.

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

OUTCROP: the part of a rock formation that appears at the earth’s surface, often protruding above the surrounding ground.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 2.             PROPERTIES.

Our interests in the exploration properties we hold are described in Item 1.  New areas of exploration interest are more fully described in Note 7.

Our executive offices are located at 5968 N. Government Way #305, Coeur d’Alene, ID, 83815 and our telephone number is (843) 715-9504.   We lease our office space under a month-to-month lease for monthly rent payments of $350.

ITEM 3.             LEGAL PROCEEDINGS.

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

We resolved our only pending legal matter on September 30, 2012 when we entered into a release and settlement agreement with a former employee (“Beggs”).  Under the terms of the agreement, we agreed to pay Beggs a total of $220,000 payable as follows: $95,000 within seven days of closing, and $125,000 in the form of a promissory note to be paid in equal monthly installments of $11,206.10 with the first payment due in October 2012 together with interest at the rate of 12% per annum for 12 months.  The promissory note is secured by a lien on certain assets owned by us.

In consideration of the foregoing, Beggs dismissed the lawsuit he filed against Shoshone in the District Court of Kootenai County, State of Idaho, wherein Beggs alleged that we breached a 2011 employment contract with him.  The release and settlement with Beggs is contained as an exhibit in a Form 8-K filing dated October 11, 2012.

At September 30, 2012, the Beggs settlement obligation is reflected in the current liability section of the Company’s balance sheet.  This matter is also disclosed in Note 13 to the Company’s consolidated financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the OTCQB under the trading symbol SHSH.OB.   Summary trading by quarter for fiscal 2012 and 2011 are as follows:

Fiscal Quarter	High (a)	Low (a)

2012
Fourth Quarter	$0.11	$0.05
Third Quarter	$0.14	$0.07
Second Quarter	$0.18	$0.12
First Quarter	$0.20	$0.12

2011
Fourth Quarter	$0.20	$0.11
Third Quarter	$0.16	$0.10
Second Quarter	$0.20	$0.13
First Quarter	$0.32	$0.13

(a) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2012, we had approximately 1,635 holders of record of our common stock.

The Company has not paid any dividends since our inception and does not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

The Company has no equity compensation plan or plans.

Unregistered Sales of Equity Securities

During the year ended September 30, 2012, the Company issued 1,305,000 shares of common stock at $0.12 per share for cash proceeds of $158,925.

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

Purchases of Equity Securities by the Issuer

During the year ended September 30, 2012, we did not purchase any shares of our common stock.

During the year ended September 30, 2011, we repurchased 70,000 shares of our common stock for $9,396, or an average price of $0.13 per share.  This repurchase was not part of a publicly announced plan or program and the shares were repurchased on the open market.

ITEM 6.             SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Plan of Operation

Lakeview Property

In the fourth quarter of fiscal 2012, the Company received $550,000 in nonrefundable cash payments upon granting an option to lease agreement to Black Mountain Resources Limited (“BMZ”), an Australian company listed on the Australian Securities Exchange.  Under the agreement, BMZ received an option to lease for a 15-year period Shoshone’s Lakeview District Mill (“the Mill”) and also received the right to conduct due diligence for a period of 90 days. In order to exercise its option, BMZ agreed to issue 11,000,000 shares of its common stock to Shoshone. Upon the exercise of its option, BMZ was given the right to receive Shoshone’s mineral claims comprising the Weber Mine Property in the Lakeview District.  BMZ is expected to exercise its option in the first few weeks of January 2013.

Exercise of its option also transfers to BMZ two obligations: responsibility for all maintenance on and capital improvements to the Mill, and the contractual obligation to pay a net $10 per ton toll milling charge to Shoshone for each ton of ore processed.  For every year after the first ten years of the lease, BMZ agreed to make minimum toll payments to Shoshone of $250,000 per year.  Upon termination of the lease, any capital improvements to the Mill become the property of Shoshone.

When BMZ exercises its lease option, it is obligated to tender to Shoshone half of the aforementioned 11,000,000 shares of its common stock.  The remaining shares are due to Shoshone one year after the execution of the lease option.  The Black Mountain transaction is expected to provide additional resources and liquidity for Shoshone.

Imperial Mine Transaction

On November 6, 2012, Shoshone issued 6.2 million shares of its common stock (valued at $558,000) and acquired all of the outstanding shares of Bohica Mining Corp. (“Bohica”), a Colorado corporation with assets in the historic San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.

The acquisition gives Shoshone access exposure to significant potential mineralization in one of America’s most prolific mineral belts.  The Imperial Mine is a nearby neighbor to the famous Horn Silver Mine, which produced over 17 million ounces of high grade silver lead ore in the early part of the 20th century.  The Company has concluded that all of the indicators (geological, geochemical, and geophysical) are in place on the acquired property to warrant an extensive, focused exploration for a major discovery.  Shoshone is currently evaluating the best approach to proceeding with the property’s exploration.

Flint Mining District Transaction

On August 15, 2012, Shoshone paid $15,000 as a 90-day option payment toward the lease of 54 unpatented claims which comprise almost all of the historic Flint Mining District of Owyhee County, Idaho.  The Company is contemplating entering into a mining lease in December 2012 with a 15-year primary term. Lease terms call for work commitments beginning at $125,000 for the first three years, increasing to $175,000 in the next three years, and $225,000 annually thereafter.  The lease also obligates Shoshone to pay a 2.5% net smelter return royalty and advance minimum royalties of $15,000 in the early years of the lease.

If the option is exercised, Shoshone plans to conduct detailed surface mapping of exposed veins, conduct a geophysical survey of the claims, and develop drill targets to test the downward extension of the veins.

Going Concern

As shown in the accompanying financial statements, we typically have limited cash and limited revenues and have incurred an accumulated deficit of $4,925,754 from inception through September 30, 2012.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.  An estimated minimum of $900,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2012, we raised $158,925 from the issuance of 1,305,000 shares of our common stock.

Currently, we anticipate raising approximately half of the $900,000 needed through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including availability of cash and revenues generated.  We also anticipate that we will receive additional proceeds from the lease of our Lakeview mill.

Comparison of fiscal 2012 to fiscal 2011:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2012 as compared to fiscal 2011.  This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2012	2011	$ Change	% Change

Revenues	$550,000	$47,885	$502,115	1,048.6%
Cost of Revenues	-	-	-	0.0%
Gross Profit	550,000	47,885	502,115	1,048.6%
General and administrative	802,472	241,965	560,507	231.6%
Professional fees	94,791	93,523	1,268	1.3%
Depreciation	169,643	177,100	(7,457)	-4.2%
Mining and exploration expenses	269,506	324,802	(55,296)	-17.0%
Net gain on sales of load claims	-	(100,000)	(100,000)%
Total Operating Expenses	1,336,412	737,390	599,022	81.2%
Loss from Operations	(786,412)	(689,505)	(96,907)	14.1%
Other Income (Expense)
Dividend and interest income	80,424	76,965	3,459	4.5%
Gain on sales of fixed assets	-	10,915	(10,915)%
Interest expense	(1,361)	(503)	(858)	170.6%
Loss on impairment of assets	(898,889)	(4,551)	(894,338)	19,651.5%

Net gain (loss) on legal settlement	(220,000)	85,000	(305,000)	-358.8%
Other income (expense)	5,600	86	5,514	6,411.6%
Total Other Income (Expense)	(1,034,226)	167,912	(1,202,138)	-715.9%
Net (Loss) Income	$(1,820,638)	$(521,593)	$(1,299,045)	-249.3%

Overview of Operating Results

The increase in net loss in fiscal 2012 from fiscal 2011 was primarily due to an impairment charge to mineral properties of $700,000 and severance compensation paid to departing directors occasioned by changes in the Company’s management.  Also contributing substantially to the fiscal 2012 net loss was a legal settlement with a former employee for $220,000 and an impairment charge to investments of $198,889.

Fiscal 2011was favorably impacted by the receipt of $85,000 in net proceeds from the settlement of a lease dispute and the receipt of $100,000 from the sale of two lode claims.  There were no similar positive items in fiscal 2012.

Operating Expenses

Our increase in operating expenses in fiscal 2012 primarily resulted from our funding $489,760 in severance compensation to departing directors, three of whom were long-term management employees. The severance pay consisted of $407,500 in cash paid and $82,260 in stock issued (516,000 shares).  It should be noted that by June 30, 2012 we had reduced our head count to only one employee and provided no compensation to our new board of directors.

Other Income (Expenses)

Total other income (expenses) worsened from aggregate other income of $167,912 in fiscal 2011 to aggregate other expense of $1,034,226 in fiscal 2012. This unfavorable swing of $1,202,138 reflects the inclusion of three major items in fiscal 2012 that were not present in fiscal 2011:  a legal settlement with a former employee for $220,000; a net loss on investments of $198,889 (principally relating to the Company’s writedown of its $200,000 investment in Desert Hawk Corporation); and an impairment charge of $700,000 to certain mineral properties.

During fiscal 2011, we had $100,000 in net gain from the sales of our Leadville and Montgomery lode claims and also received $85,000 in connection with the settlement of a lease.  There were no comparable favorable transactions in fiscal 2012.

Overview of Financial Position

At September 30, 2012, we had cash of $271,564, total liabilities of $249,741 and working capital of $67,823.  These amounts represent a deterioration from corresponding balances at September 30, 2011 when we had cash of $942,428, total liabilities of $58,575 and working capital of $934,410. Two principal items contributed to the year-to-year change were the severance compensation paid to former director/employees of $489,760 and the legal settlement of $220,000 with a former employee.

During fiscal 2012, we raised $158,925 in proceeds from the issuance of 1,305,000 shares of our common stock.  This was an unfavorable change from fiscal 2011, during which we raised $1,159,500 in net proceeds from the issuance of 7,816,667 shares of our common stock.  Also, during fiscal 2011, we received $275,000 from the sale of two lode claims and received $85,000 in lease income as a settlement from a mining company that had filed for relief under Chapter 11 of the United States Bankruptcy Code.

Property, Plant and Equipment

At September 30, 2012, property, plant and equipment before accumulated depreciation totaled $3,255,560, an increase of $1,092 from $3,255,558 at September 30, 2011.  While there were no property dispositions in fiscal 2012, the Company did dispose in fiscal 2011 of certain obsolete assets with a historical cost $40,693 and accumulated depreciation of $37,855.

Notes Receivable

On September 30, 2012, we had a long-term note receivable, net of discount, of $1,695,248 compared with $1,614,841 at September 30, 2011.  The increase related entirely to the amortization of the discount into interest income.

See Note 7 to our consolidated financial statements.

Investments

Our investment portfolio at September 30, 2012, was $20,710, an increase of $2,041 from the September 30, 2011 balance of $18,669.  This increase was primarily due to an increase in the market value of our investment holdings.

See Note 8 to our consolidated financial statements.

Current Liabilities

Our accounts payable were $21,789 at September 30, 2012, a decrease of $31,366 from the September 30, 2011 balance of $53,155.  The balance at the end of fiscal 2011consisted principally of unpaid liabilities relating to property and exploration.

At September 30, 2012, our accrued expenses were $102,952, an increase of $97,532 from the balance at September 30, 2011.  The increase was attributable to the inclusion of a $95,000 legal payment due to a former employee.

At September 30, 2012, there was a promissory note payable of $125,000 to the same former employee as a result of a legal settlement.  No similar obligation existed at September 30, 2011. See Note 13.

Stockholders’ Equity

Our total stockholders’ equity was $4,889,718 at September 30, 2012, a decrease of $1,465,023 from $6,354,741 at September 30, 2011.  This decrease was primarily due to a fiscal year 2012 net loss of $1,820,638, only partially offset by increases in the common stock and paid-in capital accounts.

During fiscal 2012, we issued 1,305,000 shares of our common stock for net cash proceeds of $158,925.  We also issued 829,000 shares for services valued at $125,250.  At September 30, 2012, we had 666,667 common stock shares issuable for mining claims received.

See Note 9 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

During fiscal 2012, our operating activities used $637,817 in contrast to fiscal 2011 when we used $687,259. While our net loss of $1,820,638 in fiscal 2012 was substantially higher than our net loss of $521,593 in fiscal 2011, there were certain items in fiscal 2012 which did not consume cash and which cushioned our operating activity cash usage.   These include an investment write-off of $200,000 and an impairment charge to mineral properties of $700,000.  We were also benefitted by the issuance of common stock for services valued at $125,250.

Investing Activities

During fiscal 2012, our investing activities used $316,972 while our investing activities provided $422,315 in fiscal 2011.  Most of our investment usage in 2012 was attributable to $200,000 of investment in Desert Hawk Corporation and a cash purchase of the Silver Strand property for $121,000 in cash.

During fiscal 2011, we received $163,282 from the sale of investments and $275,000 in net proceeds from the sales of lode claims.  There were no comparable favorable transactions during fiscal 2012.

Financing Activities

During fiscal 2012, our financing activities provided $283,925, of which $158,925 was received from the issuance of common stock and the remaining $125,000 was attributable to a short-term note payable occasioned by a legal settlement.  During fiscal 2011, our financing activities provided $1,151,519, which was principally attributable to net proceeds of $1,159,500 received from the issuance of common stock.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

Consolidated Balance Sheets as of September 30, 2012 and 2011	29
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2012 and 2011 and for the period from January 1, 2000 (beginning of exploration stage) to September 30, 2012	30
Consolidated Statements of Changes in Stockholders’ Equity	31
Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the period from January 1, 2000 (beginning of exploration stage) to September 30, 2012	32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	33

Index to Financials

MARTINELLI MICK PLLC

To the Board of Directors and Stockholders
Shoshone Silver/Gold Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver/Gold Mining Company and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2012 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2012. Shoshone Silver/Gold Mining Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver/Gold Mining Company and subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

MartinelliMick PLLC
Spokane, Washington
December 27, 2012

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271,564	$942,428
Deposits and prepaids	46,000	48,780
Supplies inventory	-	1,777
Total Current Assets	317,564	992,985

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,256,650	3,255,558
Accumulated depreciation	(1,844,749)	(1,675,106)
Total Property Plant and Equipment	1,411,901	1,580,452

MINERAL AND MINING PROPERTIES	1,694,036	2,206,369

OTHER ASSETS
Notes receivable (net of discount)	1,695,248	1,614,841
Investments	20,710	18,669
Total Other Assets	1,715,958	1,633,510

TOTAL ASSETS	$5,139,459	$6,413,316

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,789	$53,155
Accrued expenses	102,952	5,420
Notes payable	125,000	-
Total Current Liabilities	249,741	58,575

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
53,221,704 and 51,087,704 shares issued and outstanding	5,322,170	5,108,770
Common stock issuable	66,667	-
Additional paid-in capital	4,625,738	4,554,963
Treasury stock	(206,894)	(206,894)
Accumulated deficit in exploration stage	(3,258,273)	(1,437,635)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income	7,792	3,019
Total Stockholders’ Equity	4,889,718	6,354,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,139,459	$6,413,316

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended		exploration stage)
	September 30,		to September 30,
	2012	2011	2012
REVENUES
Lease and Option Income	$550,000	$-	$994,044
Mineral and Natural Resource	-	47,885	209,585
Total Revenues	550,000	47,885	1,203,629

COST OF REVENUES	-	-	228,828

GROSS PROFIT (DEFICIT)	550,000	47,885	974,801

OPERATING EXPENSES
General and administrative	802,472	241,965	2,255,555
Professional fees	94,791	93,523	1,370,624
Depreciation	169,643	177,100	989,586
Mining and exploration expenses	269,506	324,802	4,830,040
Net gain on sales of load claims	0	(100,000)	(468,907)
Total Operating Expenses	1,336,412	737,390	8,976,898

LOSS FROM OPERATIONS	(786,412)	(689,505)	(8,002,097)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	47,008
Cancellation of debt income	-	-	69,418
Dividend and interest income	80,424	76,965	437,178
Gain on sales of fixed assets	-	10,915	28,115
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(1,361)	(503)	(13,412)
Loss on abandonment of asset	-	-	(20,000)
Net (loss) gain on sale of investments	(198,889)	(4,551)	930,029
Net gain on settlement of lease dispute	-	85,000	85,000
Settlement with former employee	(220,000)	-	(220,000)
Other income (expense)	5,600	86	203,035
Other than temporary impairment of properties and investments	(700,000)	-	(849,279)
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	(1,034,226)	167,912	4,743,824

LOSS BEFORE INCOME TAXES	(1,820,638)	(521,593)	(3,258,273)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET LOSS	(1,820,638)	(521,593)	(3,258,273)

OTHER COMPREHENSIVE INCOME (LOSS)
Net annual changes in accumulated other comprehensive income (loss)	4,773	54,072	7,792

NET COMPREHENSIVE LOSS	$(1,815,865)	$(467,521)	$(3,250,481)
NET LOSS PER COMMON SHARE, BASIC	$(0.03)	$(0.01)
NET LOSS PER COMMON SHARE, DILUTED	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	53,029,764	43,392,440
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	53,029,764	43,392,440

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common Stock					Accumulated
	Common Stock		Issuable		Additional			Other	Total
	Number of		Number of		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance December 31, 1999 as originally stated	9,030,660	$903,066			$1,597,425	$(65,733)	21,834	$-	$2,456,592

Net adjustments for the following:
Overstated mining property investments	-	-			-	-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-			990,000	-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-			-	-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367			-	-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000			48,500	-	(89,500)	-	-
Stock options and payables for unrecorded attorney fees	-	-			-	-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-			-		(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-			-	-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433			$2,635,925	$(65,733)	$(1,667,482)	$-	$1,912,364

Issuance of stock for services at a price of $0.20 per share	5,000	500			500	-	-	-	1,000
Net loss for year ending December 31, 2000	-	-			-	-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933			$2,636,425	$(65,733)	$(1,879,530)	$-	$1,701,316

Net loss for year ending December 31, 2001	-	-			-	-	(228,159)	-	(228,159)
Balance, December 31, 2001	9,979,329	$997,933			$2,636,425	$(65,733)	(2,107,689)	$-	$1,473,157

Treasury stock issued for services at a price of $0.10 per share	-	-			(1,080)	11,880		-	10,800
Treasury stock issued for services at a price of $0.10 per share	-	-			(195)	495		-	300
Issuance of stock for services at a price of $0.03 per share	800,000	80,000			(53,066)	-		-	26,934
Issuance of stock for legal fees at a price of$0.10 per share	100,000	10,000			-	-		-	10,000
Net loss for year ending December 31, 2002	-	-			-	-	(641,951)	-	(641,951)
Balance, December 31, 2002	10,879,329	$1,087,933			$2,582,084	$(53,358)	(2,749,640)	$-	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278			(204,278)	-		-	86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083			-	-		-	62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000			25,500	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900			-	-		-	11,900
Unrealized holding gain in investments	-	-			-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-			-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194			$2,403,306	$(53,358)	(2,848,932)	$1,328,462	$2,344,893

Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186			400,999	-		-	587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500			1,000	-		-	3,500
Issuance of stock for services at price of $0.35 per share	25,000	2,500			6,250	-		-	8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000			87,500	-		-	122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000			25,000	-		-	35,000
Treasury stock issued for mining properties at a price of $0.35 per share	-	-			24,000	11,000		-	35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-			9,101	11,124		-	-
Treasury stock issued for services at a price of $0.35 per share
Unrealized holding loss in investments	-	-			-	-		(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-			-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380			$2,966,756	$(26,834)	$(3,416,017)	$733,857	$1,989,138

Issuance of stock for accounts payable at a price $0.35 per share	650,000	65,000			162,500	-	-	-	227,500
Issuance of stock for mining property expenses at a price $0.20 per share	100,000	10,000			10,000	-	-	-	20,000
Treasury stock issued for services at a price of $0.20 per share	-	-			4,950	6,050	-	-	11,000
Treasury stock issued for cash and services at price of $0.10 per share	-	-			(1,900)	20,900	-	-	19,000
Treasury stock acquired by sale of investments	-	-			-	(296,296)	-	-	(296,296)
Receipt of subscription receivable	-	-			-	-	-	-	1,381
Unrealized holding loss in investments	-	-			-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-			-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380			$3,142,306	$(296,180)	$(3,500,698)	$132,297	$1,285,482

Issuance of stock for exploration expenses at a price $0.24 per share	100,000	10,000			14,000	-	-	-	24,000
Treasury stock issued for services at an average price of $0.25 per share	-	-			(5,164)	25,484	-	-	20,320
Unrealized holding gain on investments	-	-			-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-			-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380			$3,151,143	$(270,696)	(3,133,563)	$602,825	$2,167,465

Expiration of stock options	-	-			12,221	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs of $18,000	1,000,000	100,000			62,000	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000			20,000	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000			25,000	-	-	-	50,000
Issuance of stock for exploration expenses at a price of $0.27 per share	100,000	10,000			17,000	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600			1,320	-	-	-	1,920
Adjustments to common stock and treasury stock to adjust to actual. See Note 2.	47,382	4,739			16,388	(21,127)	-	-	-
Receipt of subscription receivable	-	-			-	-	-	-	18,844
Issuance of treasury stock for expenses incurred in the prior year	-	-			3,190	3,190	-	-	6,380

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)

			Common Stock					Accumulated
	Common Stock		Issuable		Additional			Other	Total
	Number of		Number of		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Unrealized holding gain on investments	-	-			-	-	-	(419,483)	(419,483)
Net loss for the year ending December 31, 2007	-	-			-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719			$3,308,262	$(288,633)	(3,406,417)	$183,342	$1,781,272

Issuance of stock in exchange for services	12,000	1,200			1,200	-	-	-	2,400
Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000			25,000	-	-	-	60,000
Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000			40,984	-	-	-	85,984
Stock issued for cash at $0.20 per share	250,000	25,000			25,000	-		-	50,000
Issuance of stock for exploration expenses at a price of $0.22 per share	100,000	10,000			12,000	-	-	-	22,000
Stock issued in exchange for heavy equipment	454,000	45,400			49,940	-	-	-	95,340
Stock issued for cash at $0.20 per share	250,000	25,000			25,000	-	-	-	50,000
Stock issued for cash at $0.20 per share	250,000	25,000			25,000	-	-	-	50,000
Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000			10,000	-	-	-	20,000
Acquisition of 50,000 shares of treasury stock at $0.12 per share	-	-			-	(6,100)	-	-	(6,100)
Acquisition of 126,000 shares of treasury stock at $0.12 per share	-	-			-	(15,120)	-	-	(15,120)
Unrealized holding loss on investments	-	-			-	-	-	(200,114)	(200,114)
Net income for nine-month period ended September 30, 2008	-	-			-	-	3,645,358	-	3,645,358
	22,063,179	2,206,319			3,522,386	(309,853)	238,941	(16,772)	5,641,021

Common stock issued at $0.10 per share in exchange for services	10,000	1,000			-	-	-	-	1,000
Common stock Issued at $0.11 per share in exchange for services	50,000	5,000			500	-	-	-	5,500
50,000 shares of treasury stock issued at $0.11 per share in exchange for Equipment	-	-			2,000	5,500	-	-	7,500
Common stock issued at $0.15 per share to acquire 100% of the common stock of Kimberly Gold Mines, Inc	12,145,306	1,214,530			607,264	-	-	-	1,821,794
100,000 shares treasury stock repurchased at $0.20 per share	-	-			-	(20,000)	-	-	(20,000)
70,000 shares of treasury stock issued at $0.10 per share in exchange for services					(700)	7,700	-	-	7,000
200,000 shares of treasury stock issued at $0.08 per share in connection with acquisition of Kimberly Gold Mines, Inc.	-	-			(42,000)	64,000	-	-	22,000
Common stock issued at $0.10 per share in exchange for directors services	20,000	2,000			-	-	-	-	2,000
Common stock issued at $0.10 per share in exchange for services	4,000	400			-	-	-	-	400
Common stock issued at $0.10 per share in exchange for directors services	10,000	1,000			-	-	-	-	1,000
Reconciliation adjustment to common stock	2	-			-	-	-	-	-
Unrealized holding gain on investments	-	-			-	-	-	5,558	5,558
Net loss for twelve-month period ended September 30, 2009	-	-			-	-	(1,779,976)	-	(1,779,976)
	34,302,487	3,430,249			4,089,450	(252,653)	(1,541,035)	(11,214)	5,714,797

Common stock issued for cash at $0.10 per share	7,051,550	705,155			-	-	-	-	705,155
Common stock issued at $0.18 per share in exchange for services	5,000	500			400	-	-	-	900
Common stock issued to Board of Directors at $0.16 per share	1,250,000	125,000			75,000	-	-	-	200,000
Common stock issued in exchange for lease payment on mining property	50,000	5,000			4,000	-	-	-	9,000
Treasury stock issued in exchange for services at $0.18 per share	-	-			(20,300)	46,400	-	-	26,100
Unrealized holding loss on investments	-	-			-	-	-	(39,839)	(39,839)
Net loss for twelve-month period ended September 30, 2010	-	-			-	-	(1,042,489)	-	(1,042,489)
	42,659,037	$4,265,904			$4,148,550	$(206,253)	$(2,583,524)	$(51,053)	$5,573,624

Common stock issued for cash at $0.10 per share	260,000	26,000			-	-	-	-	26,000
Common stock issued for cash at $0.15 per share	7,556,667	755,666			377,834	-	-	-	1,133,500
Common stock issued at $0.10 per share in exchange for exploration services	136,000	13,600			-	-	-	-	13,600
Common stock issued at $0.10 per share in exchange for mineral property	100,000	10,000			-	-	-	-	10,000
Common stock issued at $0.10 per share in exchange for prepaid expenses	100,000	10,000			-	-	-	-	10,000
Common stock issued at $0.20 per share in exchange for services	266,000	26,600			26,600	-	-	-	53,200
Common stock issued at $0.10 per share in exchange for services	10,000	1,000			-	-	-	-	1,000
70,000 shares of treasury stock acquired at an average cost of $0.13 per share	-	-			-	(9,396)	-	-	(9,396)
40,000 shares of treasury stock sold for $5,694 with a cost basis of $0.11 per share	-	-			1,294	4,400	-	-	5,694
36,000 shares of treasury stock issued in exchange for services at $0.12 per share	-	-			685	4,355	-	-	5,040
Net annual changes in accumulated other comprehensive income (loss)	-	-			-	-	-	54,072	54,072
Net loss for twelve-month period ended September 30, 2011	-	-	-	-	-	-	(521,593)	-	(521,593)
	51,087,704	5,108,770	-	-	4,554,963	(206,894)	(3,105,117)	3,019	6,354,741

Common stock issued for cash at $0.12 per share	295,000	29,500	-	-	6,725	-	-	-	36,225
Common stock issued in exchange for services at $0.16 per share	689,000	68,900	-	-	42,350	-	-	-	111,250
Common stock issued for cash at $0.12 per share	1,010,000	101,000	-	-	21,700	-	-	-	122,700
Common stock issued for services at $0.10 per share	140,000	14,000	-	-	-	-	-	-	14,000
Common stock issuable for mineral property at $0.10 per share	-	-	666,667	66,667	-	-	-	-	66,667
Net annual changes in accumulated other comprehensive income (loss)	-	-	-	-	-	-	-	4,773	4,773
Net loss for year ended September 30, 2012	-	-	-	-	-	-	(1,820,638)	-	(1,820,638)
	53,221,704	$5,322,170	666,667	$66,667	$4,625,738	$(206,894)	$(4,925,755)	$7,792	$4,889,718
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended		exploration stage)
	September 30,		to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,820,638)	$(521,593)	$(3,258,273)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(80,407)	(76,897)	(329,885)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale securities issued in exchange for services or rent	1,200	-	4,760
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	13,600	308,100
Common stock issued for services	125,250	54,200	583,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	169,643	193,216	1,028,155
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset		(10,914)	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	200,000	-	220,000
Loss recognized on impairment of assets	700,000	-	849,279
Net gain on sale of lode claim	-	(100,000)	(468,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Net loss (gain) on sale of investments	(3,588)	4,551	(1,132,506)
Treasury stock issued for services	-	5,040	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities
Change in accounts payable	(31,366)	(199,760)	(69,457)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	97,532	(7,602)	98,968
Change in deposits and prepaids	2,780	(41,280)	(17,252)
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	1,777	180	12,732
Net cash used in operating activities	(637,817)	(687,259)	(5,433,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receivable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	501	800	18,501
Proceeds from sale of investments	4,619	163,282	4,795,386
Proceeds from sale of lode claim	-	275,000	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	(1,092)	(16,767)	(1,098,341)
Purchase of mineral and mining properties	(121,000)	-	(197,472)
Purchases of investments	(200,000)	-	(4,259,939)
Net cash provided by investing activities	(316,972)	422,315	2,547,114

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

					Period from
					January 1, 2000
					(beginning of
		Fiscal Year Ended			exploration stage)
		September 30,			to September 30,
		2012	2011		2012

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury		-	(9,396)		(50,616)
Net proceeds from sale of common stock		158,925	1,159,500		3,266,150
Note payable - Beggs		125,000	-		125,000
Net proceeds from sale of treasury stock		-	5,694		5,694
Payment made on long-term note payable		-	(4,279)		(268,818)
Payment of common stock subscriptions		-	-		20,225
Net cash (used in) provided by financing activities		283,925	1,151,519		3,097,635

Net increase in cash		(670,864)	886,575		211,575

Cash, beginning of period		942,428	55,853		59,989

Cash, end of period		$271,564	$942,428		$271,564

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid		$2,698	$503		$13,205
Income taxes paid		$-	$-	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building and prepaid expense		$-	$10,000		$60,000
Common stock issued for purchase of equipment, mining properties and prepaid expense		$66,667	$20,000		$160,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses		$-	$-		$539,333
Deposit utilized to purchase fixed asset		$-	$-		$5,000
Equipment received in exchange for settlement of note receivable		$-	$-		$4,139
Marketable securities received in lieu of note receivable		$-	$-		$104,273
Mill building acquired in exchange for common stock and other consideration		$-	$-		$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration		$-	$175,000		$1,852,126
Mineral property reacquired upon default		$-	$-		$131,553
Mining equipment acquired in exchange for common stock and other consideration		$-	$-		$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$		$-		$108,156
Note receivable (net of discount) in connection with sale of Mexican Mining Concession		$-	$-		$1,865,363
Note receivable in connection with sale of lode claim		$-	$-		$120,000
Office equipment acquired in exchange for common stock and other consideration		$-	$-		$15,525
Stock received in exchange for lode claim		$-	$-		$60,000
Treasury stock acquired through sale of investment		$-	$-		$296,296
Treasury stock issued in exchange for fixed asset		$-	$-		$7,500

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financials

SHOSHONE SILVER/GOLD MINING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

Shoshone Silver/Gold Mining Company (an exploration stage company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and was engaged in the business of mining.  On January 22, 1970, the Company’s name was changed to Shoshone Silver Mining Company and subsequently changed to Shoshone Silver/Gold Mining Company in 2011.   During the last ten years, the Company’s focus broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000, the Company entered into an exploration stage.  The Company has acquired, traded, sold and held hundreds of mineral and mining properties since entering the exploration stage.

The Company’s year-end is September 30.

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

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses.  The brokerage accounts contain cash and securities. Balances are insured up to $250,000 per bank, per account holder by the Federal Deposit Insurance Corporation (FDIC).   Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).   At September 30, 2012, the Company’s cash balances did not exceed FDIC or SIPC limits.

Earnings Per Share

The provisions of Topic 260 in the Accounting Standards Codification (ASC 260) provide the guidance for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

At September 30, 2012 and at September 30, 2011, there were 11,328,217 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share because they would have been anti-dilutive.

Index to Financials

Fair Value of Financial Instruments

The Company’s financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) include cash and cash equivalents, deposits and prepaid expenses, supplies inventory, investments in available-for-sale securities and silver bars and coins, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities and silver bars and coins are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.  Investments in available-for-sale securities and silver bars and coins are recorded at fair value at the reporting dates in accordance with ASC Topic 825.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2012, Using
		Quoted Prices
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Investments	$20,710	$20,710	$-	$-
Note Receivable (net of discount)	1,695,248	-	1,695,248	-
Total Assets Measured at Fair Value	$1,715,958	$20,710	$1,695,248	$-

Index to Financials

Fiscal Periods

References to a fiscal year refer to the Company’s fiscal year which ends on September 30.

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,925,754 from inception through September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan

Historically, the Company has generally funded its operations with proceeds from the sale of marketable securities, royalty and option agreement payments, and from the sale of the Company’s common stock.  Should the Company be unable to raise capital through any of these avenues, its business, financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  An estimated $900,000 is believed necessary to continue operations and increase development through the next twelve months. Towards this end, during fiscal 2012, the Company raised $158,925 from the issuance of 1,305,000 shares of its common stock.

Currently, the Company anticipates raising approximately half of the $900,000 needed through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

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

Investment securities are reviewed for impairment in accordance with ASC 320-10 Investments - Debt and Equity Securities. The Company periodically reviews our investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other-than-temporary.

Index to Financials

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

Provision for Taxes

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2012, the Company had taken no tax positions that would require disclosure under ASC 740.

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

Index to Financials

The significant components of the deferred tax assets at September 30, 2012 and September 30, 2011 were calculated at an estimated 34% federal income tax rate on net operating losses of $4,860,000 and $3,060,000, respectively.  The effects are as follows:

	September 30,	September 30,
	2012	2011
Deferred Tax Assets
Net operating loss carry-forward	$1,652,000	$1,040,000
Recognized impairment of investments	-	-
Net deferred tax assets	1,652,000	1,040,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(10,000)	(19,900)
Deferred tax liabilities	(615,000)	(624,900)

Net deferred tax assets	$1,037,000	$430,100

Valuation allowance	(1,037,000)	(430,100)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2012.  At September 30, 2012 and September 30, 2011, the Company had net operating loss carry-forwards of approximately $4,860,000 and $3,060,000, respectively, which expire in the years 2025 through 2032.

At September 30, 2012, the Company had a total deferred tax liability of $615,000.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 7.

At September 30, 2012, the Company has a total deferred tax asset of $1,652,000 which relates to the Company’s net operating loss carry-forward of $4,860,000.  The change in the valuation allowance from fiscal 2011 to fiscal 2012 was $606,900.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (“ASU 2011-04).  ASU 2011-04 amends the requirements related to fair value measurement by changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company’s adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

Index to Financials

Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).    ASU 2011-08 amends the guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  ASU 2011-08 is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company will adopt ASU 2011-08 at the beginning of its first quarter of fiscal year 2012.  Adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  At September 30, 2012, the Company had accrued no liability related to reclamation and remediation expenses.  The Company has conducted only exploratory activities and thus lacks sufficient data for estimation of reclamation and remediation expenses.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Revenue Recognition

The Company generated $550,000 of revenue during fiscal 2012 from the sale of an option to lease its Lakeview mill facility. In recording this transaction, the Company recorded the nonrefundable amounts received as revenue. (The option is expected to be exercised in the first few weeks of January 2013 by Black Mountain Resources, a publicly traded Australian company.) See Note 15 regarding subsequent events.

The Company’s accounting policy is to recognize option fees as revenue when there is a written executed agreement authorizing such fees, when there is no further performance or continuing involvement on the part of the Company to earn such fees, when the fees are fixed and determinable, and when collectibility is reasonably assured.

The Company recognizes lease income as revenue over the lease term as it becomes receivable according to the provisions of the lease. During fiscal years 2011 and 2012, the Company did not receive lease income.

Index to Financials

During fiscal 2011, the Company generated $47,885 from the sale of silver concentrate produced at its Lakeview mill facility from previously stockpiled ore. The Company recognizes income from the sale of silver concentrate when the concentrate is processed.

To a lesser extent, the Company generates income from timber sales, sales of “Company logo” silver medallions and the processing of ore for other companies.  The Company recognizes income from timber sales at the time payment for the timber is received.  The Company recognizes income from the sales of “Company logo” silver medallions when the coins are shipped to the customer.  The Company recognizes income from the processing of ore for other companies when the ore has been processed.  The net income from these sources is included under the caption “Other Income (Expense)” on the Company’s consolidated statements of operations.

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

NOTE 3:   DEPOSITS AND PREPAID EXPENSES

During the fourth quarter of fiscal 2012, the Company paid cash deposits of $29,280 toward the acquisition of mineral properties and also prepaid drilling expenses of $16,000 and future rent expense of $720.  The aggregate amount of these expenditures at September 30, 2012 was $46,000 and recorded as “deposits and prepaids”.

At the end of fiscal 2011, the Company had prepaid $17,500 of mining claims lease expense and also prepaid drilling expenses of $31,280.

NOTE 4:   SUPPLIES INVENTORY

At September 30, 2011, the Company had 168 silver medallion coins in inventory with an historical cost basis of $1,777. These coins were all sold during fiscal 2012.  At September 30, 2012, the Company’s inventory was depleted.

NOTE 5:   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at September 30, 2012 and September 30, 2011:

Index to Financials

	September 30,	September 30,
	2012	2011

Administrative:
Equipment	$624,404	$623,312
	624,404	623,312

Lakeview:
Building	56,255	56,255
Equipment	381,007	381,007
Mill	1,539,282	1,539,282
	1,976,544	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,742	275,742
	655,702	655,702
Total	3,256,650	3,255,558
Less: Accumulated Depreciation	(1,844,749)	(1,675,106)
Property, Plant & Equipment, net	$1,411,901	$1,580,452

Depreciation expense was $169,643 for fiscal 2012, and $177,100 for fiscal 2011.

During the fourth quarter of fiscal 2011, the Company disposed of certain obsolete assets with a historical cost of $40,693 and accumulated depreciation of $37,856.  The Company recorded a loss of $2,837 on this asset disposition.  There were no dispositions of property and equipment during fiscal 2012.

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

NOTE 6:   MINERAL AND MINING PROPERTIES

At September 30, 2012, the Company had interests in 271 properties or claims in the western half of the United States, which are the primary focus of operations.

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

Index to Financials

Campbell Midvale Group

This mineral property group acquired by the Company in 2012 consists of 10 patented (surface only) mining claims in the Burke Mining District of Shoshone County.  The cost of the property was $66,667.

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

Warren District, Idaho

Rescue Gold Mine

The Company holds 82 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho.  There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  The carrying value of this property (after a recorded impairment charge of $300,000) is $457,532 and is included in the financial statements under mining properties.

Index to Financials

Marshall Mountain District, Idaho

Kimberly Gold Mine

The Company holds 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.  The carrying valaue of this property (after a recorded impairment charge of $400,000) is $527,595 and is included in the financial statements under mining properties.

Other Northern Idaho and Montana

Silver Strand Mine

On December 22, 2011, the Company completed the purchase of the Silver Strand Mine, consisting of 15 unpatented mining claims in Kootenai County, Idaho for a cash payment of $120,000 and the additional sum of $880,000 payable as a 20% net profits royalty interest from the property’s production.

Regal Mine

In exchange for 100,000 shares of its common stock, the Company acquired four contiguous unpatented lode mining claims covering 80 acres located in the Moyie-Yaak Mining District of Boundary County, Idaho during 2003.  The cost of the former mining property, $15,000, is included in the financial statements as mineral and mining properties.

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

Montgomery Mine Group

During fiscal 2011, the Company received $50,000 related to the sale to an unrelated party of its Montgomery claims.  The entire proceeds of $50,000 were accounted for as gain and presented under the caption “Net gain on the sales of lode claims” on the Company’s statements of operations.  See Note 12.

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

Index to Financials

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

NOTE 7:   NOTES RECEIVABLE

On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd (“Xtierra”).  The Company’s interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale.   In exchange for the stock and its interest in the Bilbao concessions, the Company received net cash proceeds of $2,497,990 and a non-interest bearing note receivable for $2,500,000.

A discounted payment of $450,000 was made on the note in July 2009.   The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637.  During fiscal 2012 and 2011, $80,424 and $76,965, respectively, of interest income was realized through the amortization of this note discount.

The balance on this note receivable (net of discount) was $1,695,248 at September 30, 2012.

NOTE 8:   INVESTMENTS

Over the years Shoshone has invested in marketable securities and in silver coins and bars.  The Company accounts for these as available-for-sale.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

The following summarizes the investments at September 30, 2012:

Index to Financials

Investment	Quantity	Cost	Market Value

Available for Sale Securities:

Gold Crest Mines	$525,100	$713	$15,753
Lucky Friday Extension	5,000	250	200
New Jersey Mining	52,857	12,686	4,757
Subtotal	582,957	13,649	20,710

Silver Coins & Bars	-	-	-

Total at September 30, 2012	$582,957	$13,649	$20,710

The Company’s net annual change in accumulated other comprehensive income (loss) was $4,773 during the fiscal year ended September 30, 2012.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $4,773 is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on Shoshone’s balance sheets from September 30, 2011 to September 30, 2012.

The following summarizes the investments at September 30, 2011:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:

Gold Crest Mines	$550,100	$713	$5,501
Lucky Friday Extension	5,000	250	325
Merger Mines	10,000	1,400	1,500
New Jersey Mining	52,857	12,686	9,514
Subtotal	617,957	15,049	16,840

Silver Coins & Bars	61	735	1,829

Total at September 30, 2011	$618,018	$15,784	$18,669

The Company’s net annual change in accumulated other comprehensive income (loss) was $54,072 during the fiscal year ended September 30, 2011.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $54,072 is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on  Shoshone’s balance sheets from September 30, 2010 to September 30, 2011.

NOTE 9:   COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Index to Financials

Fiscal 2012 Issuances

During fiscal 2012, the Company issued 689,000 shares of common stock in exchange for services valued at $111,250.

Also during fiscal 2012, the Company issued 140,000 shares of common stock in exchange for services valued at $14,000.

During fiscal 2012, the Company issued 295,000 shares of common stock to investors for net cash proceeds of $36,225.  Also during fiscal 2012, the Company issued 1,010,000 shares of common stock to investors for $122,700.

At September 30, 2012, the Company had 666,667 shares of common stock issuable for mineral properties valued at $66,667 which were issued in the preceding few months.  See Note 12.

Fiscal 2011 Issuances

During fiscal 2011, the Company issued 100,000 shares of common stock in exchange for services valued at $19,000.

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

NOTE 10:   TREASURY STOCK

The Company held 812,986 shares of treasury stock at September 30, 2012 and September 30, 2011.  During fiscal 2012, the Company had no treasury stock transactions.

During fiscal 2011, the Company sold 40,000 treasury shares for cash of $5,694.  The treasury shares had a cost of $0.11 per share.

During fiscal 2011, the Company issued 36,000 treasury shares in exchange for services valued at $5,040.  The treasury shares had a cost of $0.12 per share.

During fiscal 2011, the Company purchased 70,000 treasury shares at a cost of $9,396, or $0.13 per share.

Index to Financials

NOTE 11:   STOCK OPTIONS AND WARRANTS

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,816,667 shares in private placements.  260,000 warrants, which were exercisable at $0.20 per share, expired on March 20, 2012.  The remaining 7,556,667 warrants are exercisable at $0.25 per share and expire on August 1, 2013.

NOTE 12:   NON-MONETARY EXCHANGES

During fiscal 2012, the Company agreed to issue 666,667 shares of its common stock to acquire three patented mining claims (“the Scheller claims”) in Shoshone County, Idaho.  In the month after receiving the Scheller claims, the Company traded them together with its Bullion Group claims in exchange for seven patented surface only claims (“the Campbell Midvale claims”) located in Shoshone County.  At September 30, 2012, the Company had not yet issued the aforementioned shares of its common stock.

During fiscal 2011, the Company exchanged its 50% unencumbered interest in a commercial building in Coeur d’Alene, Idaho for certain patented lode mining claims located in the Silver Valley, Idaho.  This non-monetary exchange was valued at $175,000 and the Company recorded a gain of $13,476 related to this exchange.  Subsequently, at the end of fiscal 2011, the Company sold these patented load claims for $225,000 and recorded a $50,000 gain.

NOTE 13:   SETTLEMENT OF LEGAL MATTERS

On September 30, 2012, Shoshone entered into a release and settlement with a former employee (“Beggs”).  Under the terms of the agreement, Shoshone agreed to pay Beggs $220,000 as follows: a cash payment of $95,000 within seven days of closing; and a promissory note in the amount of $125,000 to be paid in equal monthly installments of $11,206.10, commencing on October 12, 2012.  The promissory note bears interest at the rate of 12% per annum, matures in 12 months, and is secured by certain mineral property assets.

During the first quarter of fiscal 2011, the Company was awarded a total of $100,000 as settlement of a claim the Company had filed in the Chapter 11 bankruptcy proceeds of an unrelated company.  The claim asserted that the Company, as lessor, was owed compensation for the failure of the lessee to maintain proper title to the Bullion Claims with the Bureau of Land Management.  During the first quarter of fiscal 2011, the Company assigned the rights to this settlement to an investment firm for net proceeds of $85,000, which are included under the caption “net income (loss) on settlement of lease dispute” in the Company’s statements of operations.

NOTE 14:   COMMITMENTS & CONTINGENCIES

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

The Company incurs certain annual fees, which may vary, associated with maintaining its various claims and properties as follows:

Index to Financials

	Claim	Property	Lease
Property	Fees	Taxes	Payments

Idaho Lakeview, Weber, Keep Cool & Drumheller	$3,360	$9,128	$-
Auxer	280	-	-
Talache	280	-	-
Shoshone	-	164	-
Campbell Midvale	-	*	-
Regal	560	-	-
Silver Strand	2,100	-	-
Stillwater Extension Claims	1,400	-	-
Princeton Gulch Group	840	-	-
Western Gold	1,820	-	-
Gold Road	2,240	-	-
Cerro Colorado	420	-	-
Rescue Gold Mine Claims	11,760	-	-
Kimberly Gold Mine Claims	3,360	-	-
New Claims 2001	1,960	-	-
Shaft Claims	2,660	-	-
	$33,040	$9,292	$-

* No property taxes were paid by the Company in fiscal 2012 due to the acquisition of claims late in fiscal year.

The Company expects to incur claim fees in the estimated range of $30,000 - $50,000 per annum during the next five years.

NOTE 15:   SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were available to be issued and management has determined that there have not been any events that have occurred that would require adjustments to the unaudited financial statements.

Bohica Transaction

On November 6, 2012, Shoshone acquired all of the outstanding shares of Bohica Mining Corp. (“Bohica”), a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.

In the acquisition transaction, Shoshone issued 6.2 million shares of its common stock (valued at $558,000) for all of the common stock of Bohica.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE.

None

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of Shoshone Silver/Gold Mining Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operating of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management of Shoshone Silver Mining Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During its assessment of internal control over financial reporting, the Company’s management identified the following as of September 30, 2012.

Based on the context in which these deficiencies occur, management concludes that the deficiencies in aggregate represent significant deficiencies in our control over financial reporting:

•	Inadequate segregation of duties over certain financial controls; and
•	One instance of a material contract that was executed and was not properly disclosed.

Taken together, these significant deficiencies represent a material weakness which is defined as a reasonable possibility that a material misstatement of financial statements will not be presented or detected on a timely basis by the Company’s internal controls. Management believes that the material weakness set forth above did not have an effect on our financial results.

In the period following September 30, 2012, the Company has implemented initiatives aimed at addressing and removing these deficiencies.  We deem it important to note that a material weakness suggests that a misstatement could occur.  We also note that there were no instances of financial statement misstatement in the Company’s September 30, 2012 audited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2012,  there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the period ended September 30, 2012, there was a structural change in the Company’s management, however, there was no change in internal control.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Gregory Smith	50	Chairman and Director
Howard Crosby	60	President and Director
John Ryan	50	VP, CFO and Director
Don Rolfe	75	Director
John Reynolds	62	Director

Set forth below is certain additional information with respect to the directors and executive officers.

Mr. Greg Smith was appointed chairman of Shoshone in March 2012. He has been involved in the energy, merchant banking and resources business for more than 20 years.  He has served as the executive chairman and chief executive officer of International Consolidated Minerals Inc., a company which he founded and which is traded on the AIM of the London Stock Exchange.  Mr. Smith has served as executive chairman of Petrolatina Energy PLC, an AIM listed company, and has served as the managing partner in TVL, a company that specializes in raising private capital for the energy and mining sectors.  He is also a founder of Texas Energy Advisors.

Mr. Howard Crosby was appointed president and chief executive officer of Shoshone in March 2012.  He is the president and a director of Independence Resources PLC.  He has founded or co-founded Cadence Resources, High Plains Uranium, Western Goldfields, Inc., Metalline Mining Company, U.S. Silver Corporation, and White Mountain Titanium.  He has served as a senior executive and director of a number of public companies.  He is the president of Crosby Enterprises, a closely held family investment company for more than 20 years. Mr. Crosby has extensive experience in corporate finance and strategic planning.

Mr. John Ryan was appointed vice president and chief financial officer of Shoshone in March 2012.  He is the chief executive officer of Black Mountain Resources and the chief executive officer of Independence Resources PLC.  He has founded or co-founded Royal Silver Mines, Inc., Metalline Mining Company, High Plains Uranium, Western Goldfields, Inc., U.S. Silver Corporation, and White Mountain Titanium. He has served as a senior executive and director of a number of public companies. Mr. Ryan holds a bachelors degree in mining engineering from University of Idaho and a juris doctor degree from Boston College.

Mr. Don Rolfe is a graduate of the Montana School of Mines, and a seasoned mine engineer with over 30 years of industry management experience.  He has extensive experience with a variety of minerals; including silver, gold, bentonite clay, phosphate, uranium and tungsten, built during his tenure with some of the leading US mining companies, including Anaconda, Hecla, Union Carbide, Homestake.  Mr. Rolfe has recently served as president and director of Kimberly Gold Mines, Inc.

Mr. John Reynolds is a geologist and geophysicist. He is the principal owner of Durango Geophysical Operations, Inc. and of Bohica Mining Corp. He has served as the vice president – operations for Phoenix Geophysics in Denver, and serves as a director of Consolidated Goldfields Corporation.  Mr. Reynolds has managed successful operations for natural resource companies on five continents under a myriad of field conditions.

ITEM 11.           EXECUTIVE COMPENSATION.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Carol Stephan	262,800	80,565	-	-	-	-	$ 343,365

During fiscal 2012, the Company paid its departing officer/directors received cash severance payments totaling $407,500 and also issued to them 516,000 shares of its common stock  for past services valued at $82,260.  Only one departing officer/director (Carol Stephan) received more than $100,000 in executive compensation during the fiscal year 2012.

During the last six months of fiscal 2012, we replaced our board of directors and our executive management. Neither our new principal executive officer nor our new board members received any compensation.

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors.  The Company has no employment agreements with any of its officers.

During fiscal 2011, we paid our principal executive officer $16,077.  No executive officers were paid in excess of $100,000.

During fiscal 2011, we issued 176,000 shares of common stock to five of our directors in exchange for services valued at $35,200.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2012, there was no beneficial owner of five percent or more of our common stock.  None of our directors or executive officers was the beneficial owner of one percent or more of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the previous two fiscal years there have been no transactions between us, or the Company’s subsidiary on the one hand, and any officer, director or principal shareholder on the other, except as discussed in Item 7.  The Company’s chief financial officer is the chief executive officer of Black Mountain Resources. See Item 7.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company paid audit and review fees to MartinelliMick PLLC of $24,219 during fiscal 2012 and $34,055 during fiscal 2011.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 3rd day of January, 2013.

SHOSHONE SILVER/GOLD MINING COMPANY
(the “Registrant”)

BY:	HOWARD CROSBY
Howard Crosby
President and Principal Executive Officer

BY:	JOHN RYAN
John Ryan
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following people on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

HOWARD CROSBY	President and Principal Executive Officer	January 3, 2013
Howard Crosby

JOHN RYAN	Vice President and Principal Financial Officer	January 3, 2013
John Ryan

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14

99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X