Form 10-Q
period 2013-02-18
Shoshone Silver/Gold Mining Co
filed 2013-02-19
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5968 North Government Way #305, Coeur d’Alene, ID 83815
(Address of principal executive offices) (Zip Code)

(843) 715-9504
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 31, 2013, there were 60,088,371 shares of the registrant’s $0.10 par value common stock issued and outstanding.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,731	$271,564
Deposits and prepaids	45,802	46,000
Total Current Assets	66,533	317,564

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,256,650	3,256,650
Accumulated depreciation	(1,887,147)	(1,844,749)
Total Property Plant and Equipment	1,369,503	1,411,901

MINERAL AND MINING PROPERTIES	2,259,316	1,694,036

OTHER ASSETS
Notes receivable (net of discount)	1,715,350	1,695,248
Investments	17,013	20,710
Total Other Assets	1,732,363	1,715,958

TOTAL ASSETS	$5,427,715	$5,139,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,935	$21,789
Accrued expenses	1,371	102,952
Notes payable	109,516	125,000
Total Current Liabilities	121,822	249,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value;
60,088,371 and 53,221,704 shares issued and outstanding	6,008,837	5,322,170
Common stock issuable	-	66,667
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(62,000)	-
Treasury stock	(224,560)	(206,894)
Accumulated deficit in exploration stage	(3,378,735)	(3,258,273)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	4,095	7,792
Total Stockholders' Equity	5,305,893	4,889,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,427,715	$5,139,459

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
					(beginning of
	Three Months Ended				exploration stage)
	December 31,				to December 31,
	2012		2011		2012
REVENUES	$-	$		$
Lease and Option Income	-		-		994,044
Mineral and Natural Resource	-		-		209,585
	-		-		1,203,629

COST OF REVENUES	-		-		228,828
GROSS PROFIT	-		-		974,801

OPERATING EXPENSES
Depreciation	42,398		42,448		1,031,984
General and administrative	36,371		611,530		2,291,926
Mining and exploration expenses	31,527		179,031		4,861,567
Net gain on sale of load claim	-		-		(468,907)
Professional fees	26,912		29,308		1,397,536
	137,208		862,317		9,114,106

LOSS FROM OPERATIONS	(137,208)		(862,317)		(8,139,305)

OTHER INCOME (EXPENSES)
Bad debt recovery	-		-		47,008
Cancellation of debt income	-		-		69,418
Dividend and interest income	20,102		20,108		457,280
Gain on sale of fixed asset	-		-		28,115
Gain on sale of Mexican mining concession	-		-		4,363,353
Gain on settlement of note receivable	-		-		64,206
Interest expense	(3,357)		(83)		(16,769)
Loss on abandonment of asset	-		-		(20,000)
Net gain on sale of investments	-		316		930,029
Settlement with former employee	-		-		(220,000)
Net gain on settlement of lease dispute	-		-		85,000
Other income (expense)	-		-		203,035
Other-than-temporary impairment of investments	-		-		(849,278)
Unrealized holding loss on marketable securities	-		-		(380,827)
	16,745		20,341		4,760,570

INCOME (LOSS) BEFORE INCOME TAXES	(120,463)		(841,976)		(3,378,735)

INCOME TAXES	-		-		124,826
DEFERRED TAX GAIN	-		-		(124,826)

NET INCOME (LOSS)	(120,463)		(841,976)		(3,378,735)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(3,697)		6,190		4,095

NET COMPREHENSIVE INCOME (LOSS)	$(124,160)		$(835,786)		$(3,374,640)
NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)		$(0.02)
NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)		$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	57,799,482		52,504,056
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	57,799,482		52,504,056

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three-Month		(beginning of
	Period Ended		exploration stage)
	December 31,		to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(120,463)	$(841,976)	$(3,378,736)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(20,102)	(20,102)	(349,987)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	4,760
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	-	111,250	583,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	42,398	53,795	1,070,553
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed asset	-	-	(28,114)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	220,000
Loss recognized on other-than-temporary impairment of investments	-	-	849,279
Net (gain) loss on sale of investments	-	(316)	(1,132,506)
Net gain on sale of lode claim	-	-	(468,907)
Net gain on sale of Mexican mining concession	-	-	(4,363,353)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:
Change in accounts payable	(10,854)	(6,085)	(80,311)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(101,581)	2,830	(2,613)
Change in deposits and prepaids	198	(6,108)	(17,054)
Change in other current assets	-	-	(14,443)
Change in stock to issue	-	-	230,680
Change in supplies inventory	-	-	12,732
Net cash used in operating activities	(210,404)	(706,712)	(5,643,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receivable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets	-	-	18,501
Proceeds from sale of investments	-	501	4,795,386
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans	-	-	160,760
Purchase of fixed assets	-	(1,092)	(1,098,341)
Purchase of mineral and mining properties	(7,280)	(121,000)	(204,752)
Purchases of investments	-	-	(4,259,939)
Net cash provided by investing activities	(7,280)	(121,591)	2,539,834

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				January 1, 2000
	Three-Month			(beginning of
	Period Ended			exploration stage)
	December 31,			to December 31,
	2012		2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	(17,665)		-	(68,281)
Net proceeds from sale of common stock	-		136,700	3,266,150
Note payable Beggs	-		-	125,000
Payment made on long-term note payable	(15,484)		(1,886)	(284,302)
Payment of common stock subscriptions	-		-	20,225
Proceeds from sale of treasury stock	-		-	5,694
Net cash (used in) provided by financing activities	(33,149)		134,814	3,064,486

Net increase (decrease) in cash	(250,833)		(693,489)	(39,258)
Cash, beginning of period	271,564		942,428	59,989
Cash, end of period	$20,731		$248,939	$20,731

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-		$83	$13,205
Income taxes paid	$-		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-		$-	$60,000
Common stock issued for purchase of equipment and mining properties	$558,000	$		$718,340
Common stock issued for services, accounts payable, finder's fee and mining & exploration expenses	$-		$-	$539,333
Deposit utilized to purchase fixed asset	$-		$-	$5,000
Equipment received in exchange for settlement of note receivable	$-		$-	$4,139
Marketable securities received in lieu of note receivable	$-		$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-		$-	$224,475
Mineral properties acquired in exchange for common stock and other consideration	$-		$-	$1,852,126
Mineral property reacquired upon default	$-		$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-		$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-		$16,974	$108,156
Note receivable (net of discount) in connection with sale of Mexican Mining Concession	$-		$-	$1,865,363
Note receivable in connection with sale of lode claim	$-		$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-		$-	$15,525
Stock received in exchange for lode claim	$-		$-	$60,000
Treasury stock acquired through sale of investment	$-		$-	$296,296
Treasury stock issued in exchange for fixed asset	$-		$-	$7,500

See the accompanying notes to the interim consolidated financial statements.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Financial Statements
December 31, 2012

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver/Gold Mining Company (an exploration stage company) (“the Company” or “Shoshone”) was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and was engaged in the business of mining.  On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company and subsequently changed to Shoshone Silver/Gold Mining Company in 2011.   During the last ten years, the Company’s focus broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000, the Company entered into an exploration stage.  The Company has acquired, traded, sold and held hundreds of mineral and mining properties since entering the exploration stage.

The Company’s year-end is September 30.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K which was filed with the SEC on January 4, 2013.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At December 31, 2012, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Investments	$17,013	$17,013	$-	$-
Note Receivable (net of discount)	1,715,350	-	1,715,350	-
Total Assets Measured at Fair Value	$1,732,363	$17,013	$1,715,350	$-

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $5,046,217 from inception through December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Currently, the Company anticipates raising most of the $900,000 needed through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Notes Receivable

The Company’s policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible.  At that time, an allowance for bad debt would be established and interest would stop accruing.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries: Lakeview Consolidated Silver Mines, Inc. and Bohica Mining Corp. The inter-company accounts and transactions are eliminated upon consolidation.

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

NOTE 3:   DEPOSITS AND PREPAID EXPENSES

At December 31, 2012, the Company’s principal cash deposits consisted of a $22,000 payment toward the acquisition of mineral properties.  The majority of the Company’s prepaid expenses consisted of unamortized expenditures of $21,159 for a prepaid property/liability insurance policy.

At the end of fiscal 2012, the Company had prepaid $16,000 of drilling expenses and had paid cash deposits of $29,280 toward the acquisition of mineral properties.

NOTE 4:   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012

Administrative:
Equipment	$624,404	$624,404
	624,404	624,404

Lakeview:
Building	56,255	56,255
Equipment	381,007	381,007
Mill	1,539,282	1,539,282
	1,976,544	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,742	275,742
	655,702	655,702
Total	3,256,650	3,256,650
Less: Accumulated Depreciation	(1,887,147)	(1,844,749)
Property, Plant & Equipment, net	$1,369,503	$1,411,901

Depreciation expense was $42,398 for the three-month period ended  December 31, 2012, and $42,448 for the comparable period of the prior fiscal year.

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

NOTE 5:   MINERAL AND MINING PROPERTIES

In November 2012, the Company acquired all of the stock of a Colorado corporation whose sole assets consisted of a 50% interest in the Imperial Mine (7 patented claims) in Beaver County, Utah and a 100% interest in 55 unpatented mining claims adjacent to the Imperial Mine. The Company issued 6,200,000 shares of its common stock in the acquisition which was valued at $558,000. See Note 10.

During the fourth quarter of fiscal 2012, Shoshone acquired the Campbell Midvale Group, a property consisting of 10 patented (surface only) mining claims in the Burke Mining District of Shoshone County, Idaho.  In the acquisition, the Company exchanged its Bullion Group claims (carried at no cost) in addition to 666,667 shares of Shoshone’s common stock.  The property acquired was recorded at $66,667, the fair value of the stock transferred.

During the first quarter of fiscal 2012, the Company purchased the Silver Strand Mine from an unrelated party.  This property consists of 15 unpatented mining claims located in northern Kootenai County.   The Company paid $121,000 in cash and entered into an agreement to pay a 20% net profits royalty interest valued at $880,000.

At September 30, 2012, the Company had interests in 271 properties or claims in the western half of the United States, which are the primary focus of operations.

NOTE 6:   NOTES RECEIVABLE

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

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the three month period ending December 31, 2012, $20,102 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,715,350 at December 31, 2012.

NOTE 7:   INVESTMENTS

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

The following summarizes the Company’s investments at December 31, 2012:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	525,100	$713	$11,027
Lucky Friday Extension	5,000	250	700
New Jersey Mining	52,857	12,686	5,286

Total	582,957	$13,649	$17,013

The Company’s net change in accumulated other comprehensive income (loss) was $3,697 during the first quarter of fiscal year 2013. This change principally reflects adjustments for previously unrealized gains and losses on the Company’s available-for-sale investments that are still held by the Company.   The $3,697 is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on  Shoshone’s balance sheets from September 30, 2012 to December 31, 2012.

The Company did not sell any investments during the quarter ended December 31, 2012.

The following summarizes the Company’s investments at September 30, 2012:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	525,100	$713	$15,753
Lucky Friday Extension	5,000	250	200
New Jersey Mining	52,857	12,686	4,757
Subtotal	582,957	13,649	20,710

Silver Coins & Bars	-	-	-

Total at September 30, 2012	582,957	$13,649	$20,710

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

NOTE 8:   COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three-month period ended December 31, 2012, the Company issued 6,200,000 shares of its common stock in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.

Also during the three-month period ended December 31, 2012, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation  payable (“Stock Issuable”) in the amount of $66,667.

NOTE 9:   STOCK OPTIONS AND WARRANTS

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,816,667 shares in private placements.   260,000 warrants, which were exercisable at $0.20 per share, expired on March 20, 2012.  The remaining 7,556,667 warrants are exercisable at $0.25 per share and expire on August 1, 2013.

There were no warrants or stock options issued in fiscal 2012 or in the quarter ended December 31, 2012.

NOTE 10:   NON-MONETARY EXCHANGES

The Company issued 6,200,000 shares of its common stock in the quarter ended December 31, 2012 in order to acquire all of the outstanding stock of Bohica Mine Corp., a Colorado corporation whose assets principally consisted of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.  This transaction is further described in Note 8.

During fiscal 2012, the Company agreed to issue 666,667 shares of its common stock to acquire three patented mining claims (“the Scheller claims”) in Shoshone County, Idaho.  In the month after receiving the Scheller claims, the Company traded the claims together with its Bullion Group claims in exchange for seven patented surface only claims (“the Campbell Midvale claims”) located in Shoshone County.  The Company issued the aforementioned shares of its common stock in the quarter ended December 31, 2012.

NOTE 11:   SETTLEMENT OF LEGAL MATTERS

On September 30, 2012, Shoshone entered into a release and settlement with a former employee (“Beggs”).  Under the terms of the agreement, Shoshone agreed to pay Beggs $220,000 as follows: a cash payment of $95,000 within seven days of closing; and a promissory note in the amount of $125,000 to be paid in equal monthly installments of $11,106.10, commencing on October 12, 2012.  The promissory note bears interest at the rate of 12% per annum, matures in 12 months, and is secured by certain mineral property assets.

During the quarter ending December 31, 2012, the Company disbursed the aforementioned $95,000 cash payment and also paid the first three installments on the Beggs promissory note.

At December 31, 2012, the unpaid balance on the promissory note was $94,428.

NOTE 12:   COMMITMENTS & CONTINGENCIES

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

NOTE 13:   SUBSEQUENT EVENTS

On February 14, 2013, the Company executed a lease agreement with Magenta Mountain Mining Corp (“MMM”), a subsidiary of Black Mountain Resources Limited (“BMZ”), a publicly traded Australian company.  Under the agreement, Shoshone granted MMM a right to lease for a 15-year period Shoshone’s Lakeview District Mill (“the Mill”) and transferred to MMM ownership of Shoshone’s mineral claims comprising the Weber Mine and Keep Cool Mine in the Lakeview District.

By executing the agreement, MMM obligated its parent company (BMZ) to issue a total of 11,000,000 shares of its common stock to Shoshone.  Additionally, MMM will pay Shoshone milling charges for ore processed at the Mill.  After the first ten years of the lease, MMM will make minimum toll payments to Shoshone of $250,000 per year.

Under the agreement, MMM will be responsible for all maintenance on and capital improvements to the Mill.  Upon termination of the lease, any capital improvements made become the property of Shoshone.  The lease may be extended beyond its primary term for two successive 15-year periods.

Management is reviewing the accounting and financial effects of this multi-year transaction.  A complete and precise estimate of the transaction’s financial impact to Shoshone cannot be made at this time.

Subsequent events have been evaluated through February 15, 2013, the date that the consolidated financial statements were available to be issued, and management has determined that there have not been any events that have occurred that would require adjustments to the unaudited financial statements.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

During its fiscal year 2012, the Company engaged a new slate of industry experienced board members and a new management team.  Shoshone then revised its corporate strategies and changed direction. One of the board’s initial activities was the evaluation of Shoshone’s existing portfolio of mineral claims in terms of location, known mineralization, and potential for lease, sale, exchange, development and joint venture.

Following this evaluation, in July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources (“BMZ”), an Australian company, for $550,000 of cash. On February 13, 2013, the Company negotiated a renewable 15-year lease with a BMZ subsidiary for the mill and adjacent claims.  The execution of this lease agreement provides that Shoshone will receive 11,000,000 shares of BMZ stock with a current value approximating $2,100,000.  Shoshone is also discussing the prospect of selling certain Idaho properties to other entities.

Consistent with its changed focus, the Company in a non-cash transaction in the quarter ended September 30, 2012 traded certain claims (the Bullion Group) and 666,667 shares of its common stock in order to acquire other mineral claims (the Campbell Midvale properties) adjacent to a developing Hecla mine.  Shoshone is also evaluating the potential of other claims adjacent to its own properties.

Additionally, in the quarter ended December 31, 2012, Shoshone acquired the Imperial Mine claims in Beaver County, Utah which were proximate to the high-producing and historic Horn Mine. Shoshone’s board of directors is analyzing the best means to explore and develop the Imperial Mine property.  In connection with this analysis is the directors’ consideration of the economics and prospective terms of a joint venture to further develop and mine the Imperial property claims.

The Company’s directors regularly review opportunities outside of Shoshone’s existing property areas in order to evaluate additional prospects with high yield possibilities in the near term.  The directors’ focus is on good potential gold and silver properties in the western half of the United States.  The directors’ contacts and interaction with other mineral exploration companies routinely provides opportunities for review.

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $5,046,217 from inception through December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Currently, the Company anticipates raising most of the $900,000 needed through the issuance of common stock to private investors.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, capital expenditures and revenues generated.

Comparison of the Three-Month Periods Ended December 31, 2012 and 2011:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31, 2012, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	Dec. 31, 2012	Dec. 31, 2011	$ Change	% Change

Revenues	$-	$-	$-	0.0%
Cost of Revenues	-	-	-	0.0%
Gross Profit	-	-	-	0.0%
Depreciation	42,398	42,448	(50)	-0.1%
General and administrative	36,371	611,530	(575,159)	-94.0%
Mineral exploration expenses	31,527	179,031	(147,504)	-82.4%
Professional fees	26,912	29,308	(2,396)	-8.17%
Total Operating Expenses	137,208	862,317	(725,109)	-84.1%
Loss from Operations	(137,208)	(862,317)	725,109	84.1%
Other Income (Expense)
Dividend and interest income	20,102	20,108	(6)	0.0%
Interest expense	(3,357)	(83)	(3,274)	-3,944.6%
Net (loss) gain on sale of securities	-	316	(316)	-100.0%
Total Other Income (Expense)	16,745	20,341	(3,596)	-17.7%
Net Loss	$(120,463)	$(841,976)	$721,513	85.7%

Overview of Operating Results

On a year-to-year comparison of first quarter results, the decrease in net loss during the three-month period ended December 31, 2012 was attributable to decreased general and administrative expenses. In the quarter ended December 31, 2011, the Company incurred $489,760 of G&A in connection with cash and stock based severance remuneration to four board members. There was no comparable expenditure in the quarter ended December 31, 2012.  Also contributing to the reduced loss, although to a lesser extent, was the Company’s reduced expenditures for mineral exploration in the most recently ended quarter.

Operating Expenses

The decrease in operating expenses for the quarter ended December 31, 2012 primarily reflects an absence of board compensation while the quarter ended December 31, 2011 had substantial G&A expenses occasioned by severance payments to board members (totaling $489,760 comprised of $407,500 in cash and $82,260 in stock based compensation from the issuance of 516,000 shares of our common stock). The quarter ended December 31, 2011 contained $179,031 of exploration expense, principally relating to the Company’s Rescue Mine Property.  By comparison, the Company expended only $31,527 on exploration in the quarter ended December 31, 2012 as the new board evaluated the Company’s property portfolio.

Other Income (Expenses)

Other income (expense) decreased during the three-month period ended December 31, 2012 due to increased interest expense on the Beggs promissory note, which was not present in the prior year quarter.

Overview of Financial Position

At December 31, 2012, Shoshone had cash resources of $20,731 in contrast to a larger cash position of $248,939 a year earlier.  The attenuation of cash resources reflects normal operations usage of cash, the absence of significant cash raised from the sale of Company common stock in recent quarters, and the payments towards the Beggs settlement.  While the Company had total liabilities of $39,128 at December 31, 2011, the Company’s liabilities increased to $121,822 at December 31, 2012.  The liability increase is directly attributable to the inclusion of the Beggs promissory note on the Company’s balance sheet

Notes Receivable

On December 31, 2012, we had a note receivable, net of discount, of $1,715,350 compared with $1,695,248 at September 30, 2012.  The increase related entirely to the amortization of the discount into interest income.

See “Note 6: Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at December 31, 2012, was $17,013, a decrease of $3,697 from the September 30, 2012, balance of $20,710.  The decrease was primarily due to decreasing share prices of the investments in our portfolio.

See “Note 7:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,305,893 at December 31, 2012, an increase of $416,175 from $4,889,718 at September 30, 2012.  The increase in total stockholders’ equity was principally attributable to the issuance of $558,000 of stock in November when the Company acquired Bohica Mines Corp.

See “Note 8: Common Stock” and “Note 10: Non-Monetary Exchanges” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During three-month period ended December 31, 2012, our operating activities used $210,404 and used $706,712 during the same period last year.  This decrease was primarily the result of the realization of a net loss of $120,463 during the current quarter compared with a net loss of $841,976 last year.

Investing Activities

During three-month period ended December 31, 2012, we had used $7,280 for investing activities while our investing activities used $121,591 during the same period last year.  This decrease was primarily due to our purchase of the Silver Strand Mine for $121,000 in the prior fiscal year.

See “Note 5: Mining and Mineral Properties” to our consolidated financial statements for further details.

Financing Activities

During the three-month period ended December 31, 2012, our financing activities used $33,149 while our financing activities provided $134,814 during the same period last year.  This decrease was principally attributable to the fact that the prior year first quarter included $136,700 in net proceeds from the sale of stock while there were no financing inflows in the quarter just ended.  Additionally in the quarter ended December 31, 2012, there were some financing outflows due to note payments and treasury stock purchases.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 6 – EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
3.16	Articles of Amendment to the Articles of Incorporation dated December 30, 2011	10-Q	2/21/12	3.6
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
10.13	Silver Strand Mine Purchase and Sale Agreement.	10-Q	2/21/12	10.13
10.14	Lease Agreement.	8-K	7/09/12	10.1
10.15	Release and Settlement Agreement.	8-K	10/11/12	10.1
10.16	Agreement and Plan of Merger dated October 17, 2012.	8-K	11/05/12	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 19th day of February, 2013.

SHOSHONE SILVER/GOLD MINING COMPANY
(the “Registrant”)

BY:	HOWARD CROSBY
Howard Crosby
President and Principal Executive Officer

BY:	JOHN RYAN
John Ryan
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
3.16	Articles of Amendment to the Articles of Incorporation dated December 30, 2011	10-Q	2/21/12	3.6
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
10.13	Silver Strand Mine Purchase and Sale Agreement.	10-Q	2/21/12	10.13
10.14	Lease Agreement.	8-K	7/09/12	10.1
10.15	Release and Settlement Agreement.	8-K	10/11/12	10.1
10.16	Agreement and Plan of Merger dated October 17, 2012.	8-K	11/05/12	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9

99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.