Form 10-Q
period 2013-03-31
Shoshone Silver/Gold Mining Co
filed 2013-05-17
CIK 1126703

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

254 W. Hanley Ave, Suite A., Coeur d’Alene, ID 83815
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2013, there were 60,088,371 shares of the registrant’s $0.10 par value common stock issued and outstanding.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$225,798	$271,564
Deposits and prepaids	-	46,000
Other receivables	600	-
Total Current Assets	226,398	317,564
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,280,106	3,256,650
Accumulated depreciation	(821,255)	(1,844,749)
Total Property Plant and Equipment	458,851	1,411,901
MINERAL AND MINING PROPERTIES	1,914,626	1,694,036
OTHER ASSETS
Notes receivable (net of discount)	1,735,452	1,695,248
Investments - available for sale	1,341,859	20,710

Total Other Assets	3,077,311	1,715,958

TOTAL ASSETS	$5,677,186	$5,139,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,139	$21,789
Accrued expenses	4,874	102,952
Notes payable	87,754	125,000
Total Current Liabilities	109,768	249,741
Total Liabilities	109,768	249,741
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 60,088,371 and 53,221,704 shares issued and outstanding	6,008,837	5,322,170
Common stock issuable	-	66,667
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(62,000)
Treasury stock	(226,818)	(206,894)
Accumulated deficits in exploration stage	(2,830,447)	(3,258,273)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	(280,409)	7,792
Total Stockholders’ Equity	5,567,419	4,889,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,677,186	$5,139,459

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
	Three-Month		Six-Month		January 1, 2000
	Period Ended		Period Ended		(beginning of
	March 31,	March 31,	March 31,	March 31,	exploration stage)
	2013	2012	2013	2012	to March 31, 2013

REVENUES
Lease and option income	$-	$-	$-	$-	$994,044
Mineral and natural resources	-	-	-	-	209,585
Total Revenue	-	-	-	-	1,203,629

COST OF REVENUES	-	-	-	-	228,828

GROSS PROFIT	-	-	-	-	974,801

OPERATING EXPENSES
General and administrative	140,953	76,712	182,418	688,242	2,437,973
Professional fees	35,612	23,043	54,338	42,351	1,424,962
Depreciation	24,982	42,398	67,380	84,846	1,056,966
Mining and exploration expenses	30,253	41,228	64,014	230,259	4,894,054
Net gain on sale of load claim	-	-	-	-	(468,907)
Total Operating Expenses	231,800	183,381	368,150	1,045,698	9,345,048

LOSS FROM OPERATIONS	(231,800)	(183,381)	(368,150)	(1,045,698)	(8,370,247)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	-	-	47,008
Cancellation of debt income	-	-	-	-	69,418
Dividend and interest income	20,102	20,109	40,204	40,218	477,382
Gain on sale of fixed assets	978,992	-	978,992	-	1,007,107
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(1,667)	(248)	(5,024)	(330)	(18,436)
Loss on abandonment of asset	-	-	-	-	(20,000)
Net (loss) gain on sale of investments	(219,784)	-	(219,784)	316	710,245
Net gain on settlement of lease dispute	-	-	-	-	85,000
Settlement with former employee	-	-	-	-	(220,000)
Other income/(expense)	1,588	-	1,588	-	204,623
Other-than-temporary impairment of investments	-	-	-	-	(849,279)
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Total Other Income (Expenses)	779,231	19,861	795,976	40,204	5,539,800

INCOME (LOSS) BEFORE INCOME TAXES	547,431	(163,520)	427,826	(1,005,494)	(2,830,447)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	547,431	(163,520)	427,826	(1,005,494)	(2,830,447)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(284,504)	(2,781)	(288,201)	(99)	(280,409)

NET COMPREHENSIVE INCOME (LOSS)	$262,927	$(166,301)	$139,625	$(1,005,593)	(3,110,856)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	60,088,371	53,221,704	58,943,927	52,837,824

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	60,088,371	53,221,704	58,973,927	52,837,824

See the accompanying notes to the interim consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Six-Month Period		(beginning of
	Ended March 31,		exploration stage)
	2013	2012	to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$427,826	$(1,005,494)	$(2,830,447)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(40,204)	(40,204)	(370,089)
Available-for-sale securities issued in exchange for services	-	-	135,140
Available-for-sale silver investment issued in exchange for services	-	-	4,760
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	-	111,250	583,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	67,380	109,464	1,095,535
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	(978,992)	-	(1,007,106)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	220,000
Loss recognized on other-than-temporary impairment of investments	-	-	849,279
Net (gain) loss on sale of investments	219,784	(316)	(249,123)
Net gain on sale of lode claim	-	-	(4,363,353)
Net gain on sale of Mexican mining concession	-	-	(1,132,506)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:	-	-	-
Change in accounts payable	(4,649)	(50,598)	(74,106)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(98,078)	55	890
Change in deposits and prepaids	46,000	8,198	28,748
Change in other current assets	(600)	-	(15,043)
Change in stock to issue	-	-	230,680
Change in supplies inventory	-	-	12,732
Net cash used in operating activities	(361,533)	(867,645)	(5,794,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receivable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets		501	18,501
Proceeds from sale of investments	380,216	-	5,175,602
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans (Net)	25,000	9,430	185,760
Purchase of fixed assets	-	(1,092)	(1,098,341)
Purchase of mineral and mining properties	(7,280)	(121,000)	(204,752)
Purchases of investments	-	(100,000)	(4,259,939)
Net cash provided by investing activities	397,936	(212,161)	2,945,050
CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	(19,923)	-	(70,539)
Net proceeds from sale of common stock	-	172,925	3,266,150
Note payable-Beggs	-	-	125,000
Payment made on long-term note payable	(62,246)	-	(56,552)
Payment of common stock subscriptions	-	-	(268,818)
Proceeds from sale of treasury stock	-	-	20,225
Net cash (used in) provided by financing activities	(82,169)	172,925	3,015,466
Net increase (decrease) in cash	(45,766)	(906,881)	165,809
Cash, beginning of period	271,564	942,428	59,989
Cash, end of period	$255,798	$35,547	$255,798
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$105	$-	$13,310
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$60,000
Common stock issued for purchase of equipment and mining properties	$558,000	$-	$718,340
Common stock issued for services, accounts payable, finder’s fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note receivable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$-	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$-	$108,156
Note receivable (net of discount) in connection with sale of Mexican Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500
Marketable securities received for mining properties and equipment	$2,209,350	$-	$2,209,350

See the accompanying notes to the interim consolidated financial statements.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the sixth-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2013, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments – Available for Sale Securities	$1,341,859	$1,341,859	$-	$-
Note Receivable (net of discount)	1,735,452	-	1,735,452	-

Total Assets Measured at Fair Value	$3,077,311	$1,341,859	$1,735,452	$-

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,497,929 from inception through March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3:   DEPOSITS AND PREPAID EXPENSES

At March 31, 2013, the Company’s cash deposits were fully expensed.

At the end of fiscal 2012, the Company had prepaid $16,000 of drilling expenses and had paid cash deposits of $29,280 toward the acquisition of mineral properties.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 4:   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012

Administrative:
Equipment	$624,404	$624,404
	624,404	624,404
Lakeview:
Building	-	56,255
Equipment	-	381,007
Mill	-	1,539,282
	-	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,742	275,742
	655,702	655,702
Total	1,280,106	3,256,650
Less: Accumulated Depreciation	(821,255)	(1,844,749)
Property, Plant & Equipment, net	$458,851	$1,411,901

Depreciation expense was $67,380 for the six-month period ended March 31, 2013, and $84,846 for the comparable period of the prior fiscal year.

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

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 5:   NOTES RECEIVABLE (continued)

A discounted payment of $450,000 was made on the note in July 2009.   The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the six month period ending March 31, 2013, $40,204 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,735,452 at March 31, 2013.

NOTE 6:   INVESTMENTS

Over the years Shoshone has invested in marketable securities and in silver coins and bars.  The Company accounts for these as available-for-sale securities.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

The following summarizes the Company’s investments-available for sale securities at March 31, 2013:

Investment	Quantity	Cost	Market Value
Available for Sale Securities:
Gold Crest Mines	525,100	$713	$4,951
Lucky Friday Extension	5,000	250	450
New Jersey Mining	52,857	12,686	3,171
Black Mountain Resources	8,000,000	1,609,351	1,333,287
Total	8,582,957	$1,623,000	$1,341,859

The Company’s net change in accumulated other comprehensive income (loss) was $288,201 during the six months ended March 31, 2013. This change principally reflects adjustments for unrealized gains and losses on the Company’s available-for-sale investments that are held by the Company.   The $288,201 is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on  Shoshone’s balance sheets from September 30, 2012 to March 31, 2013.

The Company sold 3,000,000 shares of Black Mountain Resources valued at $380,216 during the quarter ended March 31, 2013.

The following summarizes the Company’s investments at September 30, 2012:

Investment	Quantity	Cost	Market Value
Available for Sale Securities:
Gold Crest Mines	$525,100	$713	$15,753
Lucky Friday Extension	5,000	250	200
New Jersey Mining	52,857	12,686	4,757
Total at September 30, 2012	$582,957	$13,649	$20,710

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 6:   INVESTMENTS (continued)

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

NOTE 7 – LEASE AGREEMENT

On February 14, 2013, the Company executed a Lease and Sale Agreement (the “Agreement”) with an effective date of January 31, 2013, with Magenta Mountain Mining Corp (“MMM”), a subsidiary corporation of Black Mountain Resources Limited (“BMZ”). BMZ is an Australian company listed for trading on the Australian Securities Exchange. MMM is an Idaho corporation and is not listed for trading anywhere. Under the Agreement, the Company leased to MMM the Lakeview Mill (“the Mill”), and sold patented and unpatented mining claims known as the historic Weber Mine and historic Keep Cool Mine (“Mineral Properties”)

The primary term of the lease is fifteen years and will automatically extend for a further two successive terms of fifteen years each, unless the Company is notified in writing at least thirty days prior to the expiration of the primary term. MMM is required to pay a net $10 per ton milling charge for each ton or ore processed, apart from ore mined from the Mineral Properties and will make minimum toll payments of $250,000 for years eleven through fifteen. MMM will be responsible for all maintenance on and capital improvements to the Mill.  Additionally, they will advance the costs of site clean-up and repair to a tailings dam and will offset these costs against toll milling fees payable to the Company.

The Lease also grants to MMM a preemptive right and right of first refusal to acquire our other interests in our mining claims located in the Lakeview Mining District and the Coeur d’Alene Mining District of Idaho.

The Company received 11,000,000 shares of the common stock of BMZ in consideration for the Agreement valued at $2,209,350 and was recorded as a sale of the properties.  A gain of $978,992 was recognized on the transaction.  This transaction was a temporary and transitional event in which the Company exceeded the normal equity holdings limit of 20% of BMZ.  Because we knew it was to be a transitionary and temporary event, the accounting was not changed and continued to be treated as available for sale securities.  The Company was never in a position to exercise control or to change our normal methods of accounting.  Shortly thereafter, the Company sold 3,000,000 million shares of BMZ, dropping them below the normal equity holding limit of 20%.

All future royalties and revenues will be recognized in the periods received.

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

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

NOTE 8:   COMMON STOCK (continued)

During the six-month period ended March 31, 2013, the Company issued 6,200,000 shares of its common stock in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.

Also during the six-month period ended March 31, 2013, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation  payable (“Stock Issuable”) in the amount of $66,667.

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
There were no warrants or stock options issued in fiscal 2012 or in the six months ended March 31, 2013.

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

During the six months ending March 31, 2013, the Company disbursed the $95,000 cash payment and also paid the first six installments on the Beggs promissory note.

At March 31, 2013, the unpaid balance on the promissory note was $62,754.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2013

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

NOTE 13:   SUBSEQUENT EVENTS

For the period ended March 31, 2013, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Following this evaluation, in July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources (“BMZ”), an Australian company, for $550,000 of cash. On February 13, 2013, the Company negotiated a renewable 15-year lease with a BMZ subsidiary for the mill and adjacent claims.  The Company received 11,000,000 shares of BMZ stock with a value of $2,297,944.  Shoshone is also discussing the prospect of selling certain Idaho properties to other entities.

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

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,439,336 from inception through March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Comparison of the Three-Month and Six-Month Periods Ended March 31, 2013 and 2012:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended March 31, 2013, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	March 31, 2013	March 31, 2012	$ Change

Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Profit	-	-	-
Depreciation	24,982	42,398	(17,416)
General and administrative	140,953	76,712	64,241
Mineral exploration expenses	30,253	41,228	(10,975)
Professional fees	35,612	23,043	12,569
Total Operating Expenses	231,800	183,381	48,419
Loss from Operations	(231,800)	(183,381)	(48,419)
Other Income (Expense)
Dividend and interest income	20,102	20,109	(7)
Interest expense	(1,667)	(248)	(1,419)
Net (loss) gain on sale of securities	(219,784)	-	(219,784)
Net (loss) gain on sale of assets	978,992	-	978,992
Other income (expense)	1,588	-	1,588
Total Other Income (Expense)	779,231	19,861	759,730
Net Income (Loss)	$547,431	$(163,520)	$769,544

	Six-Month Period Ended
	March 31, 2013	March 31, 2012	$ Change

Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Profit	-	-	-
Depreciation	67,380	84,846	(17,466)
General and administrative	182,418	688,242	(505,824)
Mineral exploration expenses	64,014	230,259	(166,245)
Professional fees	54,338	42,351	11,987
Total Operating Expenses	368,150	1,045,698	(677,548)
Loss from Operations	(368,150)	(1,045,698)	677,548
Other Income (Expense)
Dividend and interest income	40,204	40,218	(14)
Interest expense	(5,024)	(330)	(4,694)
Net (loss) gain on sale of securities	(219,784)	316	(220,100)
Net (loss) gain on sale of assets	978,992	-	978,992
Other income (expense)	1,588	-	1,588
Total Other Income (Expense)	795,976	40,204	755,772
Net Income (Loss)	$427,826	$(1,005,494)	$1,433,320

Overview of Operating Results

Net income for the six months ended March 31, 2013 was $427,826 compared to a net loss of $1,005,494 for the six months ending March 31, 2012.  The change is primarily due to the gain on sale of assets and a decrease in general and administrative expense and mineral exploration expense partially offset by the loss on the sale of securities.

Operating Expenses

The decrease in operating expenses for the six months ended March 31, 2013 primarily reflects a decrease in general and administrative because of an absence of board compensation while the quarter ended March 31, 2012 had substantial G&A expenses occasioned by severance payments to board members (totaling $489,760 comprised of $407,500 in cash and $82,260 in stock based compensation from the issuance of 516,000 shares of our common stock). The quarter ended March 31, 2012 contained $230,259 of exploration expense, principally relating to the Company’s Rescue Mine Property.  By comparison, the Company expended only $64,014 on exploration in the period ended March 31, 2013 as the new board evaluated the Company’s property portfolio.

Other Income (Expenses)

Other income (expense) increased during the six-month period ended March 31, 2013 due to the gain on sale of assets partially offset by the loss on sale of securities.

Overview of Financial Position

At March 31, 2013, Shoshone had cash resources of $225,798 in contrast to a smaller cash position of $35,547 a year earlier.  The increase in cash resources primarily reflects cash received from the sale of assets offset by the payments towards the Beggs settlement.  While the Company had total liabilities of $17,462 at March 31, 2012, the Company’s liabilities increased to $409,768 at March 31, 2013.  The liability increase is directly attributable to the inclusion of the promissory notes on the Company’s balance sheet.

Notes Receivable

On March 31, 2013, we had a note receivable, net of discount, of $1,735,452 compared with $1,695,248 at September 30, 2012.  The increase related entirely to the amortization of the discount into interest income.

See “Note 5: Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at March 31, 2013, was $1,641,372, an increase of $1,620,662 from the September 30, 2012, balance of $20,710.  The increase was primarily a result of the inclusion of shares received for the sale of assets.

See “Note 6:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,566,931 at March 31, 2013, an increase of $677,213 from $4,889,718 at September 30, 2012.  The increase in total stockholders’ equity was principally attributable to the decrease in net loss and the issuance of $558,000 of stock in November when the Company acquired Bohica Mines Corp.

See “Note 8: Common Stock” and “Note 10: Non-Monetary Exchanges” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During six-month period ended March 31, 2013, our operating activities used $331,533 and used $867,645 during the same period last year.  This decrease was primarily the result of the realization of a net gain of $486,419 during the current period compared with a net loss of $1,005,494 last year.

Investing Activities

During six-month period ended March 31, 2013, investing activities provided $397,936 while our investing activities used $212,161 during the same period last year.  This increase was primarily due to the sale of marketable securities.

Financing Activities

During the six-month period ended March 31, 2013, our financing activities used $82,169 while our financing activities provided $172,925 during the same period last year.  This decrease was principally attributable to the fact that the prior year period included $172,925 in net proceeds from the sale of stock while there were no financing inflows in the current year period.  Additionally in the period ended March 31, 2013, there were some financing outflows due to note payments and treasury stock purchases.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 15th day of May, 2013.

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