Form 10-Q
period 2013-06-30
Shoshone Silver/Gold Mining Co
filed 2013-08-19
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2013, there were 60,088,371 shares of the registrant’s $0.10 par value common stock issued and outstanding.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,320	$271,564
Deposits and prepaids	-	46,000
Other receivables	600	-
Total Current Assets	43,920	317,564

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,280,106	3,256,650
Accumulated depreciation	(839,392)	(1,844,749)
Total Property Plant and Equipment	440,714	1,411,901

MINERAL AND MINING PROPERTIES	1,914,626	1,694,036

OTHER ASSETS
Notes receivable (net of discount)	1,755,554	1,695,248
Investments - available for sale	893,966	20,710
Total Other Assets	2,649,520	1,715,958

TOTAL ASSETS	$5,048,780	$5,139,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$672	$21,789
Accrued expenses	1,846	102,952
Notes payable	31,250	125,000
Total Current Liabilities	33,768	249,741

Total Liabilities	33,768	249,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 60,088,371 and 53,221,704 shares issued and outstanding	6,008,837	5,322,170
Common stock issuable	-	66,667
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(62,000)	-
Treasury stock	(226,818)	(206,894)
Accumulated deficits in exploration stage	(2,934,961)	(3,258,273)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	(728,302)	7,792
Total Stockholders’ Equity	5,015,012	4,889,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,048,780	$5,139,459

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended		Period from January 1, 2000 (beginning of
	June 30,	June 30,	June 30,	June 30,	exploration stage)
	2013	2012	2013	2012	to June 30, 2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	72,540	92,507	293,298	780,729	2,548,853
Professional fees	23,628	1,662	74,867	44,013	1,445,491
Depreciation	18,137	42,398	85,517	127,245	1,075,103
Mining and exploration expenses	8,496	27,803	37,270	258,062	4,867,310
Net gain on sale of load claim	-	-	-	-	(468,907)
Other income, net	-	-	-	-	(19,243)
Total Operating Expenses	122,801	164,370	490,952	1,210,049	9,487,093

LOSS FROM OPERATIONS	(122,801)	(164,370)	(490,952)	(1,210,049)	(9,487,093)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	-	-	47,008
Cancellation of debt income	-	-	-	-	69,418
Dividend and interest income	20,102	20,103	60,306	60,321	497,484
Gain on sale of fixed assets	-	-	978,992	-	1,007,107
Gain on sale of Mexican mining concession	-	-	-	-	4,363,353
Gain on settlement of note receivable	-	-	-	-	64,206
Interest expense	(1,814)	(247)	(6,838)	(577)	(20,250)
Loss on abandonment of asset	-	-	-	-	(20,000)
Net (loss) gain on sale of investments	-	-	(219,784)	316	710,245
Net gain on settlement of lease dispute	-	-	-	-	85,000
Settlement with former employee	-	-	-	-	(220,000)
Other income/(expense)	-	2,476	1,588	2,456	1,198,667
Other-than-temporary impairment of investments	-	-	-	-	(849,279)
Unrealized holding loss on marketable securities	-	-	-	-	(380,827)
Total Other Income (Expenses)	18,288	22,332	814,264	62,516	6,552,132

INCOME (LOSS) BEFORE INCOME TAXES	(104,513)	(142,038)	323,312	(1,147,533)	(2,934,961)

INCOME TAXES	-	-	-	-	124,826
DEFERRED TAX GAIN	-	-	-	-	(124,826)

NET INCOME (LOSS)	(104,513)	(142,038)	323,312	(1,147,533)	(2,934,961)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(447,893)	9,582	(736,094)	9,483	(728,302)

NET COMPREHENSIVE INCOME (LOSS)	$(552,406)	$(132,456)	$(412,782)	$(1,138,050)	$(3,663,263)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$0.01	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.00)	$(0.00)	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC	60,088,371	53,221,704	59,325,408	52,965,784

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, DILUTED	60,088,371	53,221,704	59,325,408	52,965,784

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
			(beginning of
	Nine-Month Period Ended June 30,		exploration stage)
	2013	2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$323,312	$(1,147,533)	$(2,934,961)
Adjustments to reconcile net income (loss) to net cash used by operations:
Adjustment to balance of note receivable	-	-	(766)
Amortization of note receivable discount	(60,306)	(60,305)	(390,191)
Available-for-sale securities issued in exchange for services	-	1,200	135,140
Available-for-sale silver investment issued in exchange for services	-	-	4,760
Bad debt expense	-	-	9,624
Cancellation of debt income	-	-	(69,418)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	-	111,250	583,936
Common stock issued in settlement of agreement with former CEO	-	-	20,000
Depreciation and amortization expense	85,517	127,245	1,113,672
Discount given on early payment on note receivable	-	-	50,000
Gain on sale of fixed assets	(978,992)	-	(1,007,106)
Gain on settlement of note receivable	-	-	(64,206)
Impairment of mining expenses	-	-	413,000
Loss on abandonment of investment	-	-	220,000
Loss recognized on other-than-temporary impairment of investments	-	-	849,279
Net (gain) loss on sale of investments	219,784	(2,793)	(249,123)
Net gain on sale of lode claim	-	-	(4,363,353)
Net gain on sale of Mexican mining concession	-	-	(1,132,506)
Treasury stock issued for services	-	-	58,460
Unrealized holding loss on marketable securities	-	-	380,827
Changes in assets and liabilities:	-	-	-
Change in accounts payable	(21,116)	(28,609)	(90,573)
Change in accrued interest receivable	-	-	(20,255)
Change in accrued liabilities	(99,292)	60,168	(324)
Change in deposits and prepaids	46,000	43,009	28,748
Change in other current assets	(600)	-	(15,043)
Change in stock to issue	-	-	230,680
Change in supplies inventory	-	1,777	12,732
Net cash used in operating activities	(485,693)	(894,591)	(5,918,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Advances to related party	-	-	(395,000)
Issuance of note receivable from related party	-	-	(243,000)
Payments received on notes receivable	-	-	582,846
Payments received on notes receivable from related party	-	-	332,498
Proceeds from sale of fixed assets		501	18,501
Proceeds from sale of investments	380,216	3,823	5,175,602
Proceeds from sale of lode claim	-	-	463,907
Proceeds from sale of Mexican mining concession	-	-	2,497,990
Proceeds from short-term loans (Net)	-	3,772	-
Purchase of fixed assets	-	(1,092)	(1,098,341)
Purchase of mineral and mining properties	(7,280)	(121,000)	(204,752)
Purchases of investments	-	(100,000)	(4,259,939)
Net cash provided by (used in) investing activities	372,936	(213,996)	2,759,290

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased for treasury	(19,923)	-	(70,539)
Net proceeds from sale of common stock	-	172,925	3,266,150
Proceeds from short-term loans (Net)	-	-	160,760
Note payable-Beggs	-	-	125,000
Payment made on long-term note payable	(95,564)	-	(89,870)
Payment of common stock subscriptions	-	-	(268,818)
Proceeds from sale of treasury stock	-	-	20,225
Net cash (used in) provided by financing activities	(115,487)	172,925	3,142,908

Net increase (decrease) in cash	(228,244)	(935,662)	(16,669)

Cash, beginning of period	271,564	942,428	59,989

Cash, end of period	$43,320	$6,766	$43,320

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$105	$330	$13,310
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable issued in exchange for partial payment on office building	$-	$-	$60,000
Common stock issued for purchase of equipment and mining properties	$558,000	$-	$718,340
Common stock issued for services, accounts payable, finder’s fee and mining & exploration expenses	$-	$-	$539,333
Deposit utilized to purchase fixed asset	$-	$-	$5,000
Equipment received in exchange for settlement of note receivable	$-	$-	$4,139
Marketable securities received in lieu of note receivable	$-	$-	$104,273
Mill building acquired in exchange for common stock and other consideration	$-	$-	$224,475
Mineral properties acquired in exchange for common stock, office building and other consideration	$-	$-	$1,852,126
Mineral property reacquired upon default	$-	$-	$131,553
Mining equipment acquired in exchange for common stock and other consideration	$-	$-	$260,000
Note issued in exchanged for vehicle, equipment and prepaid asset	$-	$-	$108,156
Note receivable (net of discount) in connection with sale of Mexican Mining Concession	$-	$-	$1,865,363
Note receivable in connection with sale of lode claim	$-	$-	$120,000
Office equipment acquired in exchange for common stock and other consideration	$-	$-	$15,525
Stock received in exchange for lode claim	$-	$-	$60,000
Treasury stock acquired through sale of investment	$-	$-	$296,296
Treasury stock issued in exchange for fixed asset	$-	$-	$7,500
Marketable securities received for mining properties and equipment	$2,209,350	$-	$2,209,350

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2013

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

At June 30, 2013 and at June 30, 2012, there were 11,328,217 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share because they would have been anti-dilutive.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2013

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2013, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments – Available for Sale Securities	$893,966	$893,966	$-	$-
Note Receivable (net of discount)	1,755,554	-	1,755,554	-
Total Assets Measured at Fair Value	$2,649,520	$893,966	$1,755,554	$-

Going Concern
As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,602,443 from original inception through June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2013

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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
June 30, 2013

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

The significant components of the deferred tax assets at June 30, 2013 and September 30, 2012 were calculated at an estimated 34% federal income tax rate on net operating losses of $3,840,000 and $4,170,000, respectively and impairment of a long-lived asset not currently deductible for federal income tax purposes of $700,000.  The effects are as follows:

	June 30,	September 30,
	2013	2012
Deferred Tax Assets
Net operating loss carry-forward	$1,300,074	$1,410,000
Recognized impairment of property	242,000	242,000
Net deferred tax assets	1,542,074	1,652,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(10,000)	(10,000)
Deferred tax liabilities	(615,000)	(615,000)

Net deferred tax assets	$927,074	$1,037,000

Valuation allowance	(927,074)	(1,037,000)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at June 30, 2013.  At June 30, 2013 and September 30, 2012, the Company had net operating loss carry-forwards of approximately $3,840,000 and $4,170,000, respectively, which expire in the years 2025 through 2032.

At June 30, 2013, the Company had a total deferred tax liability of $615,000.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 7.

At June 30, 2013, the Company has a total deferred tax asset of $1,542,074 which relates to the Company’s net operating loss carry-forward of $3,840,000 and impairment of long-lived assets of $700,000.  The change in the valuation allowance from September 30, 2012 and June 30, 2013 was $109,926.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2013

NOTE 3:   DEPOSITS AND PREPAID EXPENSES

At June 30, 2013, the Company’s cash deposits were fully expensed.

At September 30, 2012, the Company’s prepaid balance consisted primarily of $16,000 of drilling expenses and had paid cash deposits of $29,280 toward the acquisition of mineral properties.

NOTE 4:   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset’s estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012

Administrative:
Equipment	$624,404	$624,404
	624,404	624,404

Lakeview:
Building	-	56,255
Equipment	-	381,007
Mill	-	1,539,282
	-	1,976,544
Warren:
Building	379,960	379,960
Equipment	275,742	275,742
	655,702	655,702
Total	1,280,106	3,256,650
Less: Accumulated Depreciation	(839,392)	(1,844,749)
Property, Plant & Equipment, net	$440,714	$1,411,901

Depreciation expense was $85,517 for the nine-month period ended June 30, 2013, and $127,245 for the comparable period of the prior fiscal year.

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
June 30, 2013

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

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the nine month period ending June 30, 2013, $60,306 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,755,554 at June 30, 2013.

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

The following summarizes the Company’s investments-available for sale securities at June 30, 2013:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	525,100	$713	$14,853
Lucky Friday Extension	5,000	250	250
New Jersey Mining	52,857	12,686	2,114
Black Mountain Resources	8,000,000	1,609,351	876,749

Total	8,582,957	$1,623,000	$893,966

The Company’s net change in accumulated other comprehensive income (loss) was $736,094 during the nine months ended June 30, 2013. This change principally reflects adjustments for unrealized gains and losses on the Company’s available-for-sale investments that are held by the Company.   The $736,094 is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on  Shoshone’s balance sheets from September 30, 2012 to June 30, 2013.

The Company sold 3,000,000 shares of Black Mountain Resources valued at $380,216 during the quarter ended March 31, 2013.

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
June 30, 2013

NOTE 6:   INVESTMENTS – continued

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
June 30, 2013

NOTE 8:   COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the nine-month period ended June 30, 2013, the Company issued 6,200,000 shares of its common stock, valued at $558,000, in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.

Also during the nine-month period ended June 30, 2013, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation  payable (“Stock Issuable”) in the amount of $66,667.

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

There were no warrants or stock options issued in fiscal 2012 or in the nine months ended June 30, 2013.

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
June 30, 2013

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

During the nine months ending June 30, 2013, the Company disbursed the $95,000 cash payment and also paid the first nine installments on the Beggs promissory note.

At June 30, 2013, the unpaid balance on the promissory note was $31,250.

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

NOTE 13:   SUBSEQUENT EVENTS

For the period ended June 30, 2013, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Following this evaluation, in July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources (“BMZ”), an Australian company, for $550,000 of cash. On February 13, 2013, the Company negotiated a renewable 15-year lease with a BMZ subsidiary for the mill and adjacent claims.  The Company received 11,000,000 shares of BMZ stock with a value of $2,209,351.  Shoshone is also discussing the prospect of selling certain Idaho properties to other entities.

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

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $4,602,443 from inception through June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Comparison of the Three-Month and Nine-Month Periods Ended June 30, 2013 and 2012:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended June 30, 2013, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	June 30, 2013	June 30, 2012	$ Change

Revenues	$-	$-	$-
Depreciation	18,137	42,398	(24,261)
General and administrative	72,540	92,507	(19,967)
Mineral exploration expenses	8,496	27,803	(19,307)
Professional fees	23,628	1,662	21,966
Total Operating Expenses	122,801	164,370	(41,569)
Loss from Operations	(122,801)	(164,370)	41,569
Other Income (Expense)
Dividend and interest income	20,102	20,103	(1)
Interest expense	(1,814)	(247)	1,567
Net (loss) gain on sale of securities	-	-	-
Net (loss) gain on sale of assets	-	-	-
Other income (expense)	-	2,476	(2,476)
Total Other Income (Expense)	18,288	22,332	(4,044)
Net Income (Loss)	$(104,513)	$(142,038)	$37,525

	Nine-Month Period Ended
	June 30, 2013	June 30, 2012	$ Change

Revenues	$-	$-	$-
Depreciation	85,517	127,245	(41,728)
General and administrative	293,298	780,729	(487,431)
Mineral exploration expenses	37,270	258,062	(220,792)
Professional fees	74,867	44,013	30,854
Total Operating Expenses	490,952	1,210,049	(719,097)
Loss from Operations	(490,952)	(1,210,049)	719,097
Other Income (Expense)
Dividend and interest income	60,306	60,321	(15)
Interest expense	(6,838)	(577)	(6,2661)
Net (loss) gain on sale of securities	(219,784)	316	(220,100)
Net (loss) gain on sale of assets	978,992	-	978,992
Other income (expense)	1,588	2,456	(868)
Total Other Income (Expense)	814,264	62,516	751,748
Net Income (Loss)	$323,312	$(1,147,533)	$1,470,845

Overview of Operating Results

Net income for the nine months ended June 30, 2013 was $323,312 compared to a net loss of $1,147,533 for the nine months ending June 30, 2012.  The change is primarily due to the gain on sale of assets and a decrease in general and administrative expense and mineral exploration expense partially offset by the loss on the sale of securities.

Operating Expenses

The decrease in operating expenses for the nine months ended June 30, 2013 primarily reflects a decrease in general and administrative because of an absence of board compensation and a decrease in mineral and exploration expense while the quarter ended June 30, 2012 had substantial G&A expenses occasioned by severance payments to board members (totaling $489,760 comprised of $407,500 in cash and $82,260 in stock based compensation from the issuance of 516,000 shares of our common stock). The period ended June 30, 2012 contained $258,062 of exploration expense, principally relating to the Company’s Rescue Mine Property.  By comparison, the Company expended only $37,270 on exploration in the period ended June 30, 2013 as the new board evaluated the Company’s property portfolio.

Other Income (Expenses)

Other income (expense) increased during the nine-month period ended June 30, 2013 due to the gain on sale of assets partially offset by the loss on sale of securities.

Overview of Financial Position

At June 30, 2013, Shoshone had cash resources of $43,320 similar to the cash position of $6,766 a year earlier.  While the Company had total liabilities of $17,462 at June 30, 2012, the Company’s liabilities increased slightly to $33,768 at June 30, 2013.  The liability increase is directly attributable to the inclusion of the promissory notes on the Company’s balance sheet.

Notes Receivable

On June 30, 2013, we had a note receivable, net of discount, of $1,755,554 compared with $1,695,248 at September 30, 2012.  The increase related entirely to the amortization of the discount into interest income.

See “Note 5: Notes Receivable” to our consolidated financial statements for further details.

Investments

Our investment portfolio at June 30, 2013, was $893,966, an increase of $873,256 from the September 30, 2012, balance of $20,710.  The increase was primarily a result of the inclusion of shares received for the sale of assets.

See “Note 6:  Investments” to our consolidated financial statements for further details.

Stockholders’ Equity

Our total stockholders’ equity was $5,015,012 at June 30, 2013, an increase of $125,294 from $4,889,718 at September 30, 2012.  The increase in total stockholders’ equity was principally attributable to the decrease in net loss and the issuance of $558,000 of stock in November when the Company acquired Bohica Mines Corp.

See “Note 8: Common Stock” and “Note 10: Non-Monetary Exchanges” to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During nine-month period ended June 30, 2013, our operating activities used $485,693 and used $894,591 during the same period last year.  This decrease was primarily the result of the realization of a net gain of $323,312 during the current period compared with a net loss of $1,147,533 last year.

Investing Activities

During nine-month period ended June 30, 2013, investing activities provided $372,936 while our investing activities used $213,996 during the same period last year.  This increase was primarily due to the sale of marketable securities.

Financing Activities

During the nine-month period ended June 30, 2013, our financing activities used $115,487 while our financing activities provided $172,925 during the same period last year.  This decrease was principally attributable to the fact that the prior year period included $172,925 in net proceeds from the sale of stock while there were no financing inflows in the current year period.  Additionally in the period ended June 30, 2013, there were some financing outflows due to note payments and treasury stock purchases.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 19th day of August, 2013.

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