Form 10-K/A
period 2012-09-30
Shoshone Silver/Gold Mining Co
filed 2013-08-30
CIK 1126703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

REASON FOR AMENDMENT

On August 6, 2013, the SEC issued 2 comments with respect to our Consolidated Statement of Operations and Comprehensive Loss and our Controls and Procedures. This amendment includes revisions to our financial statements and notes thereto and a revision to Item 9A. – Controls and Procedures to reflect that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2012.

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

We reported other income in the year ended September 30, 2012 (“fiscal 2012”) from the sale of an option to lease our millsite in the Lakeview District of Bonner County, Idaho. The limited other income, net we reported in the year ended September 30, 2011 (“fiscal 2011”) is from the processing of previously stockpiled mineralized material.

EXPLORATION PROPERTIES HELD at September 30, 2012

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

Through fiscal 2011, we have generated revenues of $67,996 from the sale of concentrate to the smelter.  In fiscal 2012, we received $550,000 in option income from an Australian mining company interested in leasing the Lakeview millsite.  This is more fully discussed in the Plan of Operations section of Item 7.

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

New Claims - 2011

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

Comparison of fiscal 2012 to fiscal 2011:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2012 as compared to fiscal 2011.  This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2012	2011	$ Change	% Change

General and administrative	802,472	241,965	560,507	231.6%
Professional fees	94,791	93,523	1,268	1.3%
Depreciation	169,643	177,100	(7,457)	-4.2%
Mining and exploration expenses	269,506	324,802	(55,296)	-17.0%
Net gain on sales of load claims	-	(100,000)	100,000	-100.0%
Other income, net	-	(47,885)	47,885	-100.0%
Total Operating Expenses	1,336,412	689,505	646,907	93.8%
Loss from Operations	(1,336,412)	(689,505)	(646,907)	93.8%
Other Income (Expense)
Dividend and interest income	80,424	76,965	3,459	4.5%
Gain on sales of fixed assets	-	10,915	(10,915)	-100%
Interest expense	(1,361)	(503)	(858)	170.6%
Loss on impairment of assets	(898,889)	(4,551)	(894,338)	4,270.2%
Net gain on settlement of lease dispute	-	85,000	(85,000)	-100.0
Net gain (loss) on legal settlement	(220,000)		(220,000)	100%
Other income (expense)	555,600	86	555,514	645,946.5%
Total Other Income (Expense)	(484,226)	167,912	(652,138)	-388.4%
Net (Loss) Income	$(1,820,638)	$(521,593)	$(1,299,045)	249.1%

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

Other Income (Expenses)

Total other income (expenses) worsened from aggregate other income of $167,912 in fiscal 2011 to aggregate other expense of $484,226 in fiscal 2012. This unfavorable swing of $652,138 reflects the inclusion of four major items in fiscal 2012 that were not present in fiscal 2011:  a legal settlement with a former employee for $220,000; a net loss on investments of $198,889 (principally relating to the Company’s writedown of its $200,000 investment in Desert Hawk Corporation); and an impairment charge of $700,000 to certain mineral properties. These expenses were offset by $550,000 of income received from the lease option.

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

Current Liabilities

Our accounts payable were $21,789 at September 30, 2012, a decrease of $31,366 from the September 30, 2011 balance of $53,155.  The balance at the end of fiscal 2011 consisted principally of unpaid liabilities relating to property and exploration.

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

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended		exploration stage)
	September 30,		to September 30,
	2012	2011	2012

REVENUES	-	-	-

OPERATING EXPENSES
General and administrative	802,472	241,965	2,255,555
Professional fees	94,791	93,523	1,370,624
Depreciation	169,643	177,100	989,586
Mining and exploration expenses	269,506	324,802	4,830,040
Net gain on sales of load claims	0	(100,000)	(468,907)
Other income, net	-	(47,885)	19,243
Total Operating Expenses	1,336,412	689,505	8,996,141

LOSS FROM OPERATIONS	(1,336,412)	(689,505)	(8,996,141)

OTHER INCOME (EXPENSES)
Bad debt recovery	-	-	47,008
Cancellation of debt income	-	-	69,418
Dividend and interest income	80,424	76,965	437,178
Gain on sales of fixed assets	-	10,915	28,115
Gain on sale of Mexican mining concession	-	-	4,363,353
Gain on settlement of note receivable	-	-	64,206
Interest expense	(1,361)	(503)	(13,412)
Loss on abandonment of asset	-	-	(20,000)
Net (loss) gain on sale of investments	(198,889)	(4,551)	930,029
Net gain on settlement of lease dispute	-	85,000	85,000
Settlement with former employee	(220,000)	-	(220,000)
Other income	555,600	86	1,197,079
Other than temporary impairment of properties and investments	(700,000)	-	(849,279)
Unrealized holding loss on marketable securities	-	-	(380,827)
Total Other Income (Expenses)	(484,226)	167,912	5,737,868

LOSS BEFORE INCOME TAXES	(1,820,638)	(521,593)	(3,258,273)

INCOME TAXES	-	-	124,826
DEFERRED TAX GAIN	-	-	(124,826)

NET LOSS	(1,820,638)	(521,593)	(3,258,273)

OTHER COMPREHENSIVE INCOME (LOSS)
Net annual changes in accumulated other comprehensive income (loss)	4,773	54,072	7,792

NET COMPREHENSIVE LOSS	$(1,815,865)	$(467,521)	$(3,250,481)
NET LOSS PER COMMON SHARE, BASIC	$(0.03)	$(0.01)
NET LOSS PER COMMON SHARE, DILUTED	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC	53,029,764	43,392,440
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, DILUTED	53,029,764	43,392,440

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common Stock					Accumulated
	Common Stock		Issuable		Additional			Other	Total
	Number of		Number of		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance December 31, 1999 as originally stated	9,030,660	$903,066			$1,597,425	$(65,733)	21,834	$-	$2,456,592

Net adjustments for the following:
Overstated mining property investments	-	-			-	-	(905,981)	-	(905,981)
Understated property, net of depreciation	-	-			990,000	-	(345,465)	-	644,535
Repaid loan incorrectly written off to expenses	-	-			-	-	50,000	-	50,000
Treasury stock, not properly recognized	533,669	53,367			-	-	(53,367)	-	-
Stock issuances not recorded	410,000	41,000			48,500	-	(89,500)	-	-
Stock options and payables for unrecorded attorney fees	-	-			-	-	(22,221)	-	(10,000)
Cost of mining properties expensed	-	-			-		(491,282)		(491,282)
Note receivable not recorded, net of accrued interest	-	-			-	-	168,500	-	168,500
Balance December 31, 1999, as restated	9,974,329	$997,433			$2,635,925	$(65,733)	$(1,667,482)	$-	$1,912,364

Issuance of stock for services at a price of $0.20 per share	5,000	500			500	-	-	-	1,000
Net loss for year ending December 31, 2000	-	-			-	-	(212,048)	-	(212,048)
Balance, December 31, 2000, as restated	9,979,329	$997,933			$2,636,425	$(65,733)	$(1,879,530)	$-	$1,701,316

Net loss for year ending December 31, 2001	-	-			-	-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933			$2,636,425	$(65,733)	(2,107,689)	$-	$1,473,157

Treasury stock issued for services at a price of $0.10 per share	-	-			(1,080)	11,880		-	10,800
Treasury stock issued for services at a price of $0.10 per share	-	-			(195)	495		-	300
Issuance of stock for services at a price of $0.03 per share	800,000	80,000			(53,066)	-		-	26,934
Issuance of stock for legal fees at a price of$0.10 per share	100,000	10,000			-	-		-	10,000
Net loss for year ending December 31, 2002	-	-			-	-	(641,951)	-	(641,951)
Balance, January 1, 2003	10,879,329	$1,087,933			$2,582,084	$(53,358)	(2,749,640)	$-	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278			(204,278)	-		-	86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083			-	-		-	62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000			25,500	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900			-	-		-	11,900
Unrealized holding gain in investments	-	-			-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-			-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194			$2,403,306	$(53,358)	(2,848,932)	$1,328,462	$2,344,893

Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186			400,999	-		-	587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500			1,000	-		-	3,500
Issuance of stock for services at price of $0.35 per share	25,000	2,500			6,250	-		-	8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000			87,500	-		-	122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000			25,000	-		-	35,000
Treasury stock issued for mining properties at a price of $0.35 per share	-	-			24,000	11,000		-	35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-			9,101	11,124		-	-
Treasury stock issued for services at a price of $0.35 per share
Unrealized holding loss in investments	-	-			-	-		(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-			-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380			$2,966,756	$(26,834)	$(3,416,017)	$733,857	$1,989,138

Issuance of stock for accounts payable at a price $0.35 per share	650,000	65,000			162,500	-	-	-	227,500
Issuance of stock for mining property expenses at a price $0.20 per share	100,000	10,000			10,000	-	-	-	20,000
Treasury stock issued for services at a price of $0.20 per share	-	-			4,950	6,050	-	-	11,000
Treasury stock issued for cash and services at price of $0.10 per share	-	-			(1,900)	20,900	-	-	19,000
Treasury stock acquired by sale of investments	-	-			-	(296,296)	-	-	(296,296)
Receipt of subscription receivable	-	-			-	-	-	-	1,381
Unrealized holding loss in investments	-	-			-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-			-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380			$3,142,306	$(296,180)	$(3,500,698)	$132,297	$1,285,482

Issuance of stock for exploration expenses at a price $0.24 per share	100,000	10,000			14,000	-	-	-	24,000
Treasury stock issued for services at an average price of $0.25 per share	-	-			(5,164)	25,484	-	-	20,320
Unrealized holding gain on investments	-	-			-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-			-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380			$3,151,143	$(270,696)	(3,133,563)	$602,825	$2,167,465

Expiration of stock options	-	-			12,221	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs of $18,000	1,000,000	100,000			62,000	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000			20,000	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000			25,000	-	-	-	50,000
Issuance of stock for exploration expenses at a price of $0.27 per share	100,000	10,000			17,000	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600			1,320	-	-	-	1,920
Adjustments to common stock and treasury stock to adjust to actual. See Note 2.	47,382	4,739			16,388	(21,127)	-	-	-
Receipt of subscription receivable	-	-			-	-	-	-	18,844
Issuance of treasury stock for expenses incurred in the prior year	-	-			3,190	3,190	-	-	6,380

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

The significant components of the deferred tax assets at September 30, 2012 and September 30, 2011 were calculated at an estimated 34% federal income tax rate on net operating losses of $4,860,000 and $3,060,00, respectively.  The effects are as follows:

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

These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported, See Note 9.

Revenue Recognition

The Company generated $550,000 of revenue during fiscal 2012 from the sale of an option to lease its Lakeview mill facility. In recording this transaction, the Company recorded the nonrefundable amounts received as other income. (The option is expected to be exercised in the first few weeks of January 2013 by Black Mountain Resources, a publicly traded Australian company.) See Note 16 regarding subsequent events.

The Company’s accounting policy is to recognize option fees as other income when there is a written executed agreement authorizing such fees, when there is no further performance or continuing involvement on the part of the Company to earn such fees, when the fees are fixed and determinable, and when collectibility is reasonably assured.

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

To a lesser extent, the Company generates income from timber sales, sales of “Company logo” silver medallions and the processing of ore for other companies.  The Company recognizes income from timber sales at the time payment for the timber is received.  The Company recognizes income from the sales of “Company logo” silver medallions when the coins are shipped to the customer.  The Company recognizes income from the processing of ore for other companies when the ore has been processed.  The net income from these sources is included under the caption “Other Income, net” on the Company’s consolidated statements of operations.

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

Marshall Mountain District, Idaho

Kimberly Gold Mine

The Company holds 24 unpatented mining claims covering 480 acres in central Idaho.  The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings.  The carrying value of this property (after a recorded impairment charge of $400,000) is $527,595 and is included in the financial statements under mining properties.

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

NOTE 9 – OTHER INCOME, NET

The limited other income, net of $47,885 reported in the operations expense section of the Consolidated Statement of Operations and Comprehensive Income (Loss) in the year ended September 30, 2011 (“fiscal 2011”) is from the processing of previously stockpiled mineralized material. This amount has been reclassified from revenue in the current period.

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

NOTE 11:   TREASURY STOCK

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

NOTE 12:   STOCK OPTIONS AND WARRANTS

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,816,667 shares in private placements.  260,000 warrants, which were exercisable at $0.20 per share, expired on March 20, 2012.  The remaining 7,556,667 warrants are exercisable at $0.25 per share and expire on August 1, 2013.

NOTE 13:   NON-MONETARY EXCHANGES

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

NOTE 14:   SETTLEMENT OF LEGAL MATTERS

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 30th day of August, 2012.

SHOSHONE SILVER/GOLD MINING COMPANY
(the “Registrant”)

BY:	HOWARD CROSBY
Howard Crosby
President and Principal Executive Officer

BY:	JOHN RYAN
John Ryan
Principal Financial Officer, Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following people on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

HOWARD CROSBY	President and Principal Executive Officer	August 30, 2013
Howard Crosby

JOHN RYAN	Vice President and Principal Financial Officer	August 30, 2013
John Ryan

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14

99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.