Form 10-Q/A
period 2012-12-31
Shoshone Silver/Gold Mining Co
filed 2013-08-30
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 is to correct Part I, Item 4 – Control and Procedures to reflect that our disclosure controls and procedures were not effective as of December 31, 2012.  No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q/A-2
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

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
3.16	Articles of Amendment to the Articles of Incorporation dated December 30, 2011	10-Q	2/21/12	3.6
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2

10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
10.13	Silver Strand Mine Purchase and Sale Agreement.	10-Q	2/21/12	10.13
10.14	Lease Agreement.	8-K	7/09/12	10.1
10.15	Release and Settlement Agreement.	8-K	10/11/12	10.1
10.16	Agreement and Plan of Merger dated October 17, 2012.	8-K	11/05/12	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.	10-Q	4/05/13	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	4/05/13	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	4/05/13	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	4/05/13	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	4/05/13	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	4/05/13	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 30th day of August, 2013.

SHOSHONE SILVER/GOLD MINING COMPANY
(the “Registrant”)

BY:	HOWARD CROSBY
Howard Crosby
President and Principal Executive Officer

BY:	JOHN RYAN
John Ryan
Principal Financial Officer, Principal Accounting Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
3.16	Articles of Amendment to the Articles of Incorporation dated December 30, 2011	10-Q	2/21/12	3.6
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
10.13	Silver Strand Mine Purchase and Sale Agreement.	10-Q	2/21/12	10.13
10.14	Lease Agreement.	8-K	7/09/12	10.1
10.15	Release and Settlement Agreement.	8-K	10/11/12	10.1
10.16	Agreement and Plan of Merger dated October 17, 2012.	8-K	11/05/12	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9

99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.	10-Q	4/05/13	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	4/05/13	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	4/05/13	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	4/05/13	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	4/05/13	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	4/05/13	101.PRE