Form 10-K
period 2013-09-30
Shoshone Silver/Gold Mining Co
filed 2014-04-11
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

Commission File Number:   000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

IDAHO
(State or other jurisdiction of incorporation or organization)

PO Box 2056
Walla Walla, WA   99362
(Address of principal executive offices, including zip code)

(509) 526-3491
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK, par value $0.10

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2013: $2,650,721.

At March 25, 2014, 90,088,371 shares of the registrant’s common stock, par value $0.10, were outstanding.

FORM 10-K
For the Fiscal Year Ended September 30, 2013

PART I

ITEM 1.	BUSINESS.

As used in this registration statement, “Shoshone Mining,” “Shoshone,” “our Company,” “the Company,” “we,” and “our” refer to Shoshone Silver/Gold Mining Company.

Overview

We are and exploration stage company, and our activities have been limited to exploring and acquiring rights to explore, hold, acquire, lease and trade properties which we believe are prospective for silver, gold, platinum group and base metals along with uranium. We have identified, commenced, and in some cases completed prospecting efforts in several areas in Idaho, Montana, Washington, Utah, Arizona, and Mexico. There can be no assurance that any of our properties contain a commercially viable ore body or reserves. None of our properties are in production.

Shoshone Silver/Gold Mining Company is an Idaho corporation founded as Sunrise Mining Company on August 4, 1969. We subsequently changed our name to Shoshone Silver Mining Company on January 22, 1970 and changed the name to Shoshone Silver/Gold Mining Company in 2011.  Shoshone was formed to explore, develop and produce precious metals with a focus on Northern Idaho.  Through the 1970’s and early 1980’s the Company focused its efforts on the Lakeview Mining District located about 25 miles northwest of Coeur d’ Alene, Idaho. The Lakeview Mill and associated impoundment facilities and building were constructed during this time to process silver-lead ores being bined at the nearby Company owned Weber Pit Mine. When reserves at this mine were exhausted the company ceased most of its activities in the Lakeview District other than some limited exploration.

In the late 1990’s, we elected to expand our exploration activities throughout Idaho and also increasingly in other western states and Mexico.  This resulted in the acquisition of mining claims in neighboring states such as Montana, Utah and Washington as well as Arizona.  Additionally the Company acquired its interest in the Bilbao zinc-silver project in Mexico. In 2012 we elected to enter into a long term lease with an Australian based company which is exploring and developing the nearby Conjecture Mine in the Lakeview District.  The Company may receive substantial revenues from toll milling charges when the Conjecture Mine is put into production. However, at the time of this report the Conjecture Mine is not actively being developed. Additionally, in the last year due to tight budgets and a need to again refocus our limited resources on fewer projects we elected to drop our unpatented mining claims located in Arizona and Montana.

We have also identified new areas of and plans for exploration which are described more fully in the Item 7 section of this Annual Report under the caption “Plan of Operation”.

We reported other income in the year ended September 30, 2012 (“fiscal 2012”) from the sale of an option to lease our millsite in the Lakeview District of Bonner County, Idaho.

EXPLORATION PROPERTIES HELD at September 30, 2013

		Claims
Project	Location	Patented	Unpatented

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview, Keep Cool, Weber		15	24
Millsite		1	-
Drumheller		6	-
Auxer		-	2
Talache		-	2
Subtotal		22	28

Silver Valley	Shoshone County, Idaho
Shoshone		12	-
Campbell Midvale		10	-
Subtotal		22	-

Other Northern Idaho Properties
Silver Strand	Kootenai County, Idaho	-	15
Regal	Boundary County, Idaho	-	4
		-	19

Central Idaho	Idaho County, Idaho
Rescue		-	96
Kimberly		-	24
Subtotal		-	120

Washington	Chelan County, Washington
Shaft Claims		-	19

Utah	Beaver County, Utah	7	23

Idaho Lakeview District Holdings

Shoshone holds a group of patented and unpatented properties located in Bonner County near the Shoshone milling facility commonly referred to as the Idaho Lakeview District Properties.  This group includes the Idaho Lakeview, Millsite, Drumheller, Auxer and Talache properties.

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

Land Status:

The Idaho Lakeview and Keep Cool Groups comprise 9 patented and 14 unpatented lode mining claims.  In January 2013, the Company leased the Lakeview properties and sold the Keep Cool Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement, the lease was treated as a sale.  The Weber Group is comprised of 6 patented and 10 unpatented lode mining claims. The Idaho Lakeview Millsite consists of a mill and water treatment facility on 12.5 patented acres.   In January 2013, the Company sold the Weber Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement.

Drumheller Group

We own 6 patented claims consisting of 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  We issued 109,141 shares of our common stock to acquire these claims in February 1984.

During 2006, we sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note for $120,000.  During 2009, due to non-payment of the note receivable, we received a quitclaim deed releasing the property that was the collateral of the note receivable.  We determined the fair value of the reclaimed property to be $131,553 which was included in our financial statements as mineral and mining properties.  At September 30, 2013 the Company decided to impair the property down to $55,500, due to comparable sales in the area.

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

In September 2003, we acquired the property from Ashington Mining Company for $7,500.

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $7,500 have not suffered impairment. Accordingly, at September 30, 2013, we did not consider a write-down to the carrying cost necessary.

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

Impairment:

We believe that, when compared to the market value of the property, the deferred costs of $22,500 have not suffered impairment. Accordingly, at September 30, 2013, we did not consider a write-down to the carrying cost necessary.

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

Land Status:

The Shoshone Group consists of 12 patented lode claims totaling 96 acres in the St. Joe Mining District.  Title to the property is maintained by payment of annually assessed property taxes to Shoshone County, Idaho.

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

Impairment:

We believe that when compared to the market value of the property, the deferred costs of $15,000 have not suffered impairment. Accordingly, at September 30, 2013, we did not consider a write-down to the carrying cost necessary.

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

Land Status:

We hold 96 unpatented mining claims and 2 unpatented mill-site claims covering 1,720 acres in central Idaho in Idaho County. Title to the property is maintained by annual payment of BLM maintenance fees of $11,760. There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  There is a 43-101 Report which was completed in 2008.

Impairment:

We believe that the property has sustained some diminution in value.  Accordingly, the original cost of $757,531 was reduced by an impairment charge of $300,000. At September 30, 2012, we did not consider a further reduction to the recorded cost of $457,531 necessary. In 2013 we commissioned a geological and engineering report from an outside mine contractor to analyze the amount of investment it would take to reopen the Rescue Mine and recover the small known high grade ore shoot located at depth in the mine.  We also developed an exploration plan to potentially expend the ore resource by drilling the ore shoots at lower levels by drill stations that would be installed at the main level of the Rescue Mine.  This would have required the rehabilitation of the main level of the mine as well.  In all, the cost of this exploration and development work exceeded the value of the known resources if they were extracted.   The cost proved inhibitive to move forward and accordingly the property was fully impaired at September 30, 2013.

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

Impairment:

We believe that the property has sustained some diminution in value.  Accordingly, the original cost of $927,595 was reduced by an impairment charge of $400,000.  At September 30, 2012, we did not consider a further reduction to the carrying cost of $527,595 necessary. At September 30, 2013 this property was fully impaired.

Montana Holdings

We had two property groups in Montana:  the Stillwater Extension Claims and the Princeton Gulch Group.

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

These claims were dropped in 2013 due to lack of funding.

Princeton Gulch Group

We controlled unpatented claims that cover and surround the Princeton Gulch placer in Granite County in south central Montana. The Princeton Gulch claims are located in 7 miles northeast of the town of Maxville, Montana.

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

These claims were dropped in 2013 due to lack of funding.

Arizona Gold Holdings

We held two claim groups in the Oatman Mining District:  the Western Gold and Gold Road Claims along with the Cerro Colorado Group in Pima County, AZ.

Western Gold Claims

The Western Gold property consisted of 13 unpatented lode claims covering 240 acres within the Oatman Mining District of Mohave County, Arizona.

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

These claims were dropped in 2013 due to lack of funding.

Gold Road Claims

The Arizona property consists of 16 unpatented lode claims located in Mohave County, Arizona covering 320 acres of the Oatman mining district of northwest Arizona

A map showing the Western Gold Claims may be found in Exhibit 99.8 which was filed as an exhibit to our Annual Report on Form 10-KSB/A filed with the Commission on December 3, 2007, File No.000-31184.

Land Status:

In 2003, we acquired the Arizona Claims for $1,500.  The claims are maintained by annual payment of BLM maintenance fees of $2,240. We have not improved the property.  Power and water sources are unknown.

These claims were dropped in 2013 due to lack of funding.

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

These claims were dropped in 2013 due to lack of funding.

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

Beaver County, Utah

Imperial Mine

The Imperial Mine property consists of a 50% interest in 7 patented mining claims, the Imperial Mine, and a 100 % interest in 55 unpatented mining claims adjacent to the Imperial Mine.  The claims were acquired in November 2012 for the issuance of 6,200,000 shares of common stock valued at $565,280.

As of September 30, 2013, 32 unpatented claims were dropped due to lack of funding.

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

We expect our exploration work on a given property to proceed generally in three phases.

The first phase is intended to determine whether a prospect warrants further exploration and involves:

·	researching the available geologic literature;
·	interviewing geologists, mining engineers and others familiar with the prospect sites;
·	conducting geologic mapping, geophysical testing and geochemical testing;
·	examining any existing workings, such as trenches, prospect pits, shafts or tunnels;
·	digging 150 foot long and 10-to-20 foot wide trenches that allow for an examination of surface vein structure as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and
·	analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000. We have completed research on and examination of some of our properties, and have commenced geophysical work and sampling on some of our properties.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

·	examining underground characteristics of mineralization that were previously identified;
·	conducting more detailed geologic mapping;
·	conducting more advanced geochemical and geophysical surveys;
·	conducting more extensive trenching; and
·	conducting exploratory drilling.
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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

·	drilling to develop the mining site;
·	conducting metallurgical testing; and
·	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

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

EMPLOYEES

At September 30, 2013, we had no full-time employees. None of our current officers received salary or other compensation from the Company during 2012.  Our directors received $50,000 in compensation during fiscal 2013 that was for the preceding year services.  In addition, beginning in January 2013, the two officers began accruing $5,000 per month in Officer fees owed.

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

SULFIDE: a metallic mineral containing reduced sulfur.

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

Our interests in the exploration properties we hold are described in Item 1.  New areas of exploration interest are more fully described in Note 5.

Our executive offices can be reached at PO Box 2056, Walla Walla, WA , 99362 and our telephone number is (509) 526-3491.

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

At September 30, 2013, the Beggs settlement obligation is reflected in the current liability section of the Company’s balance sheet.  This matter is also disclosed in Note 12 to the Company’s consolidated financial statements.

SGS Acquisition Company Limited (SGS), a private foreign investment fund, participated in the Company’s 2011 Private Placement in August 2011.   In September of 2012, the CEO received a letter from SGS regarding a possible right of rescission of their 2011 investment.  The CEO responded to the letter stating the Board’s belief that the Company had defenses to any claims made by SGS.  During the April 2013 board meeting, the Board decided to extend SGS’s rights to exercise their previously issued warrants by three years and to lower the exercise price from $0.25 to $0.10.  In early September 2013, SGS contacted the Company again in regards to their belief of a right of rescission on their original investment and their intention to pursue this matter.   At that time, the CEO and President of the Company decided that while there may be appropriate defenses to the claim, the Company could not afford to mount a lengthy legal defense.  Instead, he negotiated as full settlement for any rights of rescission held by SGS, the transfer of 6,000,000 shares of the Black Mountain Resources (BMZ) common stock held as an investment by the Company.  At the time of transfer on September 27, 2013, the fair value of the BMZ stock was $786,853.  Black Mountain Resources is traded on both the Australian Securities Exchange (“ASX”) and the London Alternative Investment Market (“AIM”), the Company uses the ASX for valuation purposes. The 6,000,000 warrants that were issued with the original investment were extended three years and the exercise price was lowered to $0.10.  This matter is also discussed in Note 13 to the Company’s consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the OTCQB under the trading symbol SHSH.OB.  Summary trading by quarter for fiscal years ended 2013 and 2012 are as follows:

Fiscal Quarter	High (a)	Low (a)
2013
Fourth Quarter (07-01-2013 to 09-30-2013)	$0.07	$0.03
Third Quarter (04-01-2013 to 06-30-2013)	$0.07	$0.03
Second Quarter (01-01-2013 to 03-31-2013)	$0.09	$0.06
First Quarter (10-01-2012 to 12-31-2012)	$0.13	$0.07

2012
Fourth Quarter (07-01-2012 to 09-30-2012)	$0.11	$0.05
Third Quarter (04-01-2012 to 06-30-2012)	$0.14	$0.07
Second Quarter (01-01-2012 to 03-31-2012)	$0.18	$0.12
First Quarter (10-01-2011 to 12-31-2011)	$0.20	$0.12

(a) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of September 30, 2013, we had approximately 1,635 holders of record of our common stock.

The Company has not paid any dividends since our inception and does not anticipate paying any dividends on its common stock in the foreseeable future. There are no restrictions which preclude the payment of dividends.

Equity Compensation Plans

The Company has no equity compensation plan or plans.

Selected Unregistered Sales of Equity Securities

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

6,000,000 of the warrants associated with the aforementioned sale were extended three years and the exercise price was lowered to $0.10 pursuant to a settlement agreement. See Notes 10 and 13 to the Financial Statements.

Purchases of Equity Securities by the Issuer

During the year ended September 30, 2013, we repurchased 200,000 shares of our common stock for $19,924, or an average price of $0.10 per share.  This repurchase was not part of a publicly announced plan or program and the shares were repurchased on the open market.

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

Plan of Operation

Lakeview Property

In the fourth quarter of fiscal 2012, the Company received $550,000 in nonrefundable cash payments upon granting an option to lease agreement to Black Mountain Resources Limited (“BMZ”), an Australian company listed on the Australian Securities Exchange.  Under the agreement, BMZ received an option to lease for a 15-year period Shoshone’s Lakeview District Mill (“the Mill”) and also received the right to conduct due diligence for a period of 90 days. In order to exercise its option, BMZ agreed to issue 11,000,000 shares of its common stock to Shoshone. Upon the exercise of its option, BMZ was given the right to receive Shoshone’s mineral claims comprising the Weber Mine Property in the Lakeview District and transfers to BMZ two obligations: responsibility for all maintenance on and capital improvements to the Mill, and the contractual obligation to pay a net $10 per ton toll milling charge to Shoshone for each ton of ore processed.  For every year after the first ten years of the lease, BMZ agreed to make minimum toll payments to Shoshone of $250,000 per year.  BMZ exercised its option during the fiscal year ending September 30, 2013.

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

Going Concern

As shown in the accompanying financial statements, we typically have limited cash and limited revenues and have incurred an accumulated deficit of $7,605,029 from inception through September 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Comparison of fiscal 2013 to fiscal 2012:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for fiscal 2013 as compared to fiscal 2012.  This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	2013	2012	$ Change	% Change

Revenue	-	-	-	-

General and administrative	692,267	802,472	(110,205)	-13.7%
Professional fees	102,077	94,791	7,286	7.7%
Depreciation	103,653	169,643	(65,990)	-38.8%
Mining and exploration expenses	40,402	269,506	(229,104)	-85.0%
Other income, net	-	-	-	0%
Total Operating Expenses	938,399	1,336,412	(398,013)	-29.8%
Other Income (Expense)
Dividend and interest income	85,807	80,424	5,383	6.7%
Interest expense	(9,477)	(1,361)	(8,116)	-596.3%
Net gain (loss) on disposal of assets	978,991		978,991	100%
Net gain (loss) on investments	(639,944)	(198,889)	(441,055)	-221.8%
Net gain (loss) on settlement	(786,196)	-	(786,196)	-100%
Other income (expense)	8,687	335,600	(326,913)	-97.4%
Impairment of assets	(1,378,743)	(700,000)	(678,743)	-96.9%
Total Other Income (Expense)	(1,740,875)	(484,226)	(1,256,649)	259.5%
Net (Loss) Income	$(2,679,274)	$(1,820,638)	$(858,636)	45.5%

Overview of Operating Results

The increase in net loss in fiscal 2013 from fiscal 2012 was primarily due to an impairment charge to mineral properties of $1,364,914 offset by a gain on mineral properties of $965,162, an increase in directors’ fees of $250,000 and loss on investments of $639,944.  Also contributing substantially to the fiscal 2013 net loss was a settlement with an investor of $786,196.

Operating Expenses

Our decrease in operating expenses in fiscal 2013 primarily resulted from a reduction in general and administrative expense due to the decrease in employees from fiscal 2012 to fiscal 2013. Additionally, mining and exploration expense decreased significantly.

Other Income (Expenses)

Other income (expenses) worsened from total other expense of $484,226 in fiscal 2012 to total other expense of $1,740,875 in fiscal 2013. This unfavorable swing of $1,256,649 reflects an increase in loss on investments, loss on settlement with an investor offset by a decrease in loss on disposal of assets.

Overview of Financial Position

At September 30, 2013, we had cash of $2,346, total liabilities of $421,652 and working capital deficit of $6,241.  These amounts represent a reduction in cash from $271,564, an increase in total liabilities from $249,741 and a decrease in working capital from $67,823.

During fiscal 2013, we raised no money from the sale of shares of our common stock.  This was an unfavorable change from fiscal 2012, during which we raised $158,925 in net proceeds from the issuance of 1,305,000 shares of our common stock.

Property, Plant and Equipment

At September 30, 2013, property, plant and equipment before accumulated depreciation totaled $271,296, a decrease of $2,985,354 from $3,256,650 at September 30, 2012.  The decrease is largely due to the leasing of the Lakeview property, which was treated as a sale, and the impairment of equipment at the Rescue Mine.

Notes Receivable

On September 30, 2013, we had a long-term note receivable, net of discount, of $1,367,297 compared with $1,695,248 at September 30, 2012.  The decrease related to the movement of $413,065 to current liabilities offset by the amortization of the discount into interest income.

See Note 6 to our consolidated financial statements.

Investments

Our investment portfolio at September 30, 2013, was $274,958, an increase of $254,248 from the September 30, 2012 balance of $20,710.  This increase was primarily due to the receipt of shares in relation to the lease of the Lakeview property.

See Note 7 to our consolidated financial statements.

Current Liabilities

Our accounts payable were $39,003 at September 30, 2013, an increase of $17,214 from the September 30, 2012 balance of $21,789.

At September 30, 2013, our accrued expenses were $340,284, an increase of $237,332 from the balance at September 30, 2012.  The increase was attributable to the increase of directors’ fees of $250,000 and officers fees of $90,000 offset by a payment of $99,955 in legal payment due to a former employee.

Stockholders’ Equity

Our total stockholders’ equity was $2,594,475 at September 30, 2013, a decrease of $2,295,243 from $4,889,718 at September 30, 2012.  This decrease was primarily due to a fiscal year 2013 net loss of $2,679,274.

During fiscal 2013, we issued 6,200,000 shares of our common stock for all of the outstanding shares of Bohica Mining Corp.  We also issued 666,667 shares for mining claims received, which were issuable at September 30, 2012.

See Note 9 to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

During fiscal 2013, our operating activities used $539,596 in contrast to fiscal 2012 when we used $637,817. While our net loss of $2,649,274 in fiscal 2013 was substantially higher than our net loss of $1,820,638 in fiscal 2012, there were certain items in fiscal 2013 which did not consume cash and which cushioned our operating activity cash usage.   These include an impairment charge to mineral properties of $1,364,914, a loss on investments of $639,944, a gain on mineral properties of $965,162 and a settlement expense of 786,196.

Investing Activities

During fiscal 2013, our investing activities provided $372,936 from the sale of investments, while our investing activities used $316,972 in fiscal 2012.

Financing Activities

During fiscal 2013, our financing activities used $102,558, from the payment of the note payable resulting from the settlement with a former employee in 2012 and the repurchase of treasury stock.  During fiscal 2012, our financing activities provided $283,925, which was principally attributable to net proceeds of $158,925 received from the issuance of common stock and the remaining 125,000 was attributable to a short-term note payable resulting from the settlement with a former employee.

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

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)

To the Board of Directors and Stockholders
Shoshone Silver/Gold Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Shoshone Silver/Gold Mining Company and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2013 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2013. Shoshone Silver/Gold Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoshone Silver/Gold Mining Company and subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 and for the period from January 1, 2000 (inception of exploration stage) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARTINELLIMICK PLLC
MartinelliMick PLLC
Spokane, Washington
April 1, 2014

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,346	$271,564
Deposits and prepaids	-	46,000
Note receivable (net of discount)	413,065	-
Total Current Assets	415,411	317,564

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	271,296	3,256,650
Accumulated depreciation	(166,282)	(1,844,749)
Total Property Plant and Equipment	105,014	1,411,901

MINERAL AND MINING PROPERTIES	853,447	1,694,036

OTHER ASSETS
Note receivable (net of discount)	1,367,297	1,695,248
Investments	274,958	20,710
Total Other Assets	1,642,255	1,715,958

TOTAL ASSETS	$3,016,127	$5,139,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$39,003,	$21,789
Accrued expenses	340,284,	102,952
Notes payable	42,365	125,000
Total Current Liabilities	421,652	249,741

TOTAL LIABILITIES	421,652	249,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 60,088,371 and 53,221,704 shares issued and outstanding	6,008,837	5,322,170
Common stock issuable	-	66,667
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(62,000)	-
Treasury stock	(232,116)	(206,894)
Accumulated deficit in exploration stage	(5,937,547)	(3,258,273)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	(140,955)	7,792
Total Stockholders’ Equity	2,594,475	4,889,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,016,127,	$5,139,459

The accompanying notes are an integral part of these consolidated financial statements

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
			January 1, 2000
			(beginning of
	Fiscal Year Ended		exploration stage)
	September 30,		to September 30,
	2013	2012	2013

REVENUES	-	-	-

OPERATING EXPENSES
General and administrative	692,267	802,472	2,947,822
Professional fees	102,077	94,791	1,472,701
Depreciation	103,653	169,643	1,093,239
Mining and exploration expenses	40,402	269,506	4,401,535
Other income, net	-	-	19,243
Total Operating Expenses	938,399	1,336,412	9,934,540

OTHER INCOME (EXPENSES)
Net gain (loss) on disposal of assets	965,162	-	5,166,557
Net other income/expense	8,687	555,600	1,407,192
Net gain (loss) on investments	(639,944)	(198,889)	(90,742)
Dividend and interest income	85,807	80,424	522,985
Interest expense	(9,477)	(1,361)	(22,889)
Settlement expense	(786,196)	(220,000)	(921,196)
Impairment of assets	(1,364,914)	(700,000)	(2,064,914)
Total Other Income (Expenses)	(1,740,875)	(484,226)	3,996,993

LOSS BEFORE INCOME TAXES	(2,679,274)	(1,820,638)	(5,937,547)

INCOME TAXES	-	-	-

NET LOSS	(2,679,274)	(1,820,638)	(5,937,547)

OTHER COMPREHENSIVE INCOME (LOSS)
Net annual changes in accumulated other comprehensive income (loss)	(148,747)	4,773	(140,955)

NET COMPREHENSIVE LOSS	$(2,828,021)	$(1,815,865)	$(6,078,502)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.03)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	59,516,149	53,029,764

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common Stock		Additional			Accumulated
	Common Stock		Issuable		Paid-in			Other	Total
	Number of		Number of		Capital &	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Discounts	Stock	Deficit	Income	Equity
Balance, December 31, 2000, as restated	9,979,329	$997,933	-	-	$2,636,425	$(65,733)	$(1,879,530)	$-	$1,701,316

Net loss for year ending December 31, 2001	-	-	-	-	-	-	(228,159)	-	(228,159)
Balance, January 1, 2002	9,979,329	$997,933			$2,636,425	$(65,733)	(2,107,689)	$-	$1,473,157

Treasury stock issued for services at a price of $0.10 per share	-	-	-	-	(1,080)	11,880		-	10,800
Treasury stock issued for services at a price of $0.10 per share	-	-	-	-	(195)	495		-	300
Issuance of stock for services at a price of $0.03 per share	800,000	80,000	-	-	(53,066)	-		-	26,934
Issuance of stock for legal fees at a price of$0.10 per share	100,000	10,000	-	-	-	-		-	10,000
Net loss for year ending December 31, 2002	-	-	-	-	-	-	(641,951)	-	(641,951)
Balance, January 1, 2003	10,879,329	$1,087,933	-	-	$2,582,084	$(53,358)	(2,749,640)	$-	$879,240

Stock issued for cash at $0.03 per share	2,902,778	290,278	-	-	(204,278)	-		-	86,000
Issuance of stock for services at a price of $0.10 per share	620,833	62,083	-	-	-	-		-	62,083
Issuance of stock for mining properties at a price of $0.15 per share	510,000	51,000			25,500	-		-	76,500
Stock issued for cash at $0.10 per share	119,000	11,900	-	-	-	-		-	11,900
Unrealized holding gain in investments	-	-	-	-	-	-		1,328,462	1,328,462
Net loss for year ending December 31, 2003	-	-	-	-	-	-	(99,292)	-	(99,292)
Balance, December 31, 2003	15,031,940	$1,503,194	-	-	$2,403,306	$(53,358)	(2,848,932)	$1,328,462	$2,344,893

Stock issued for cash and warrants at $0.35 per share, net of costs of $64,465	1,861,857	186,186	-	-	400,999	-		-	587,185
Issuance of stock for services at an average price of $0.14 per share	25,000	2,500	-	-	1,000	-		-	3,500
Issuance of stock for services at price of $0.35 per share	25,000	2,500	-	-	6,250	-		-	8,750
Issuance of stock for mining property lease at a price of $0.35 per share	350,000	35,000	-	-	87,500	-		-	122,500
Issuance of stock for mining properties at a price of $0.35 per share	100,000	10,000	-	-	25,000	-		-	35,000
Treasury stock issued for mining properties at a price of $0.35 per share	-	-	-	-	24,000	11,000		-	35,000
Treasury stock issued for subscriptions receivable at a price of $0.35 per share	-	-	-	-	9,101	11,124		-	-
Treasury stock issued for services at a price of $0.35 per share
Unrealized holding loss in investments	-	-			-	-		(594,605)	(594,605)
Net loss for year ending December 31, 2004	-	-			-	-	(567,085)	-	(567,085)
Balance, December 31, 2004	17,393,797	$1,739,380	-	-	$2,966,756	$(26,834)	$(3,416,017)	$733,857	$1,989,138

Issuance of stock for accounts payable at a price $0.35 per share	650,000	65,000	-	-	162,500	-	-	-	227,500
Issuance of stock for mining property expenses at a price $0.20 per share	100,000	10,000	-	-	10,000	-	-	-	20,000
Treasury stock issued for services at a price of $0.20 per share	-	-	-	-	4,950	6,050	-	-	11,000
Treasury stock issued for cash and services at price of $0.10 per share	-	-	-	-	(1,900)	20,900	-	-	19,000
Treasury stock acquired by sale of investments	-	-	-	-	-	(296,296)	-	-	(296,296)
Receipt of subscription receivable	-	-	-	-	-	-	-	-	1,381
Unrealized holding loss in investments	-	-	-	-	-	-	-	(601,560)	(601,560)
Net loss for year ending December 31, 2005	-	-	-	-	-	-	(84,681)	-	(84,681)
Balance, December 31, 2005	18,143,797	$1,814,380	-	-	$3,142,306	$(296,180)	$(3,500,698)	$132,297	$1,285,482

Issuance of stock for exploration expenses at a price $0.24 per share	100,000	10,000	-	-	14,000	-	-	-	24,000
Treasury stock issued for services at an average price of $0.25 per share	-	-	-	-	(5,164)	25,484	-	-	20,320
Unrealized holding gain on investments	-	-	-	-	-	-	-	470,528	470,528
Net income for year ending December 31, 2006	-	-	-	-	-	-	367,135	-	367,135
Balance, December 31, 2006	18,243,797	$1,824,380			$3,151,143	$(270,696)	(3,133,563)	$602,825	$2,167,465

Expiration of stock options	-	-	-	-	12,221	-	-	-	-
Stock issued for cash at $0.18 per share, net of costs of $18,000	1,000,000	100,000	-	-	62,000	-	-	-	162,000
Stock issued for cash at $0.20 per share	200,000	20,000	-	-	20,000	-	-	-	40,000
Stock issued for cash at $0.20 per share	250,000	25,000	-	-	25,000	-	-	-	50,000
Issuance of stock for exploration expenses at a price of $0.27 per share	100,000	10,000	-	-	17,000	-	-	-	27,000
Issuance of stock in exchange for services	6,000	600	-	-	1,320	-	-	-	1,920
Adjustments to common stock and treasury stock to adjust to actual. See Note 2.	47,382	4,739	-	-	16,388	(21,127)	-	-	-
Receipt of subscription receivable	-	-	-	-	-	-	-	-	18,844
Issuance of treasury stock for expenses incurred in the prior year	-	-	-	-	3,190	3,190	-	-	6,380
Unrealized holding gain on investments	-	-	-	-	-	-	-	(419,483)	(419,483)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	(272,854)	-	(272,854)
Balance, December 31, 2007	19,847,179	$1,984,719	-	-	$3,308,262	$(288,633)	(3,406,417)	$183,342	$1,781,272

Issuance of stock in exchange for services	12,000	1,200	-	-	1,200	-	-	-	2,400
Stock issued for cash at $0.20 per share, net of costs of $10,000	350,000	35,000	-	-	25,000	-	-	-	60,000
Stock issued for cash at $0.20 per share, net of costs of $4,016	450,000	45,000	-	-	40,984	-	-	-	85,984
Stock issued for cash at $0.20 per share	250,000	25,000	-	-	25,000	-		-	50,000
Issuance of stock for exploration expenses at a price of $0.22 per share	100,000	10,000	-	-	12,000	-	-	-	22,000
Stock issued in exchange for heavy equipment	454,000	45,400	-	-	49,940	-	-	-	95,340
Stock issued for cash at $0.20 per share	250,000	25,000	-	-	25,000	-	-	-	50,000
Stock issued for cash at $0.20 per share	250,000	25,000	-	-	25,000	-	-	-	50,000
Stock issued in settlement of an agreement with the Company's former CEO	100,000	10,000	-	-	10,000	-	-	-	20,000

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)

			Common Stock		Additional			Accumulated
	Common Stock		Issuable		Paid-in			Other	Total
	Number of		Number of		Capital &	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Discounts	Stock	Deficit	Income	Equity
Acquisition of 50,000 shares of treasury stock at $0.12 per share	-	-	-	-	-	(6,100)	-	-	(6,100)
Acquisition of 126,000 shares of treasury stock at $0.12 per share	-	-	-	-	-	(15,120)	-	-	(15,120)
Unrealized holding loss on investments	-	-	-	-	-	-	-	(200,114)	(200,114)
Net income for nine-month period ended September 30, 2008	-	-	-	-	-	-	3,645,358	-	3,645,358
	22,063,179	2,206,319	-	-	3,522,386	(309,853)	238,941	(16,772)	5,641,021

Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000
Common stock Issued at $0.11 per share in exchange for services	50,000	5,000	-	-	500	-	-	-	5,500
50,000 shares of treasury stock issued at $0.11 per share in exchange for Equipment	-	-	-	-	2,000	5,500	-	-	7,500
Common stock issued at $0.15 per share to acquire 100% of the common stock of Kimberly Gold Mines, Inc	12,145,306	1,214,530	-	-	607,264	-	-	-	1,821,794
100,000 shares treasury stock repurchased at $0.20 per share	-	-	-	-	-	(20,000)	-	-	(20,000)
70,000 shares of treasury stock issued at $0.10 per share in exchange for services	-	-	-	-	(700)	7,700	-	-	7,000
200,000 shares of treasury stock issued at $0.08 per share in connection with acquisition of Kimberly Gold Mines, Inc.	-	-	-	-	(42,000)	64,000	-	-	22,000
Common stock issued at $0.10 per share in exchange for directors services	20,000	2,000	-	-	-	-	-	-	2,000
Common stock issued at $0.10 per share in exchange for services	4,000	400	-	-	-	-	-	-	400
Common stock issued at $0.10 per share in exchange for directors services	10,000	1,000	-	-	-	-	-	-	1,000
Reconciliation adjustment to common stock	2	-	-	-	-	-	-	-	-
Unrealized holding gain on investments	-	-	-	-	-	-	-	5,558	5,558
Net loss for twelve-month period ended September 30, 2009	-	-	-		-	-	(1,779,976)	-	(1,779,976)
	34,302,487	3,430,249	-	-	4,089,450	(252,653)	(1,541,035)	(11,214)	5,714,797

Common stock issued for cash at $0.10 per share	7,051,550	705,155	-	-	-	-	-	-	705,155
Common stock issued at $0.18 per share in exchange for services	5,000	500	-	-	400	-	-	-	900
Common stock issued to Board of Directors at $0.16 per share	1,250,000	125,000	-	-	75,000	-	-	-	200,000
Common stock issued in exchange for lease payment on mining property	50,000	5,000	-	-	4,000	-	-	-	9,000
Treasury stock issued in exchange for services at $0.18 per share	-	-	-	-	(20,300)	46,400	-	-	26,100
Unrealized holding loss on investments	-	-	-	-	-	-	-	(39,839)	(39,839)
Net loss for twelve-month period ended September 30, 2010	-	-	-	-	-	-	(1,042,489)	-	(1,042,489)
	42,659,037	$4,265,904	-	-	$4,148,550	$(206,253)	$(2,583,524)	$(51,053)	$5,573,624

Common stock issued for cash at $0.10 per share	260,000	26,000	-	-	-	-	-	-	26,000
Common stock issued for cash at $0.15 per share	7,556,667	755,666	-	-	377,834	-	-	-	1,133,500
Common stock issued at $0.10 per share in exchange for exploration services	136,000	13,600	-	-	-	-	-	-	13,600
Common stock issued at $0.10 per share in exchange for mineral property	100,000	10,000	-	-	-	-	-	-	10,000
Common stock issued at $0.10 per share in exchange for prepaid expenses	100,000	10,000	-	-	-	-	-	-	10,000
Common stock issued at $0.20 per share in exchange for services	266,000	26,600	-	-	26,600	-	-	-	53,200
Common stock issued at $0.10 per share in exchange for services	10,000	1,000	-	-	-	-	-	-	1,000
70,000 shares of treasury stock acquired at an average cost of $0.13 per share	-	-	-	-	-	(9,396)	-	-	(9,396)
40,000 shares of treasury stock sold for $5,694 with a cost basis of $0.11 per share	-	-	-	-	1,294	4,400	-	-	5,694
36,000 shares of treasury stock issued in exchange for services at $0.12 per share	-	-	-	-	685	4,355	-	-	5,040
Net annual changes in accumulated other comprehensive income (loss)	-	-	-	-	-	-	-	54,072	54,072
Net loss for twelve-month period ended September 30, 2011	-	-	-	-	-	-	(521,593)	-	(521,593)
	51,087,704	5,108,770	-	-	4,554,963	(206,894)	(3,105,117)	3,019	6,354,741

Common stock issued for cash at $0.12 per share	295,000	29,500	-	-	6,725	-	-	-	36,225
Common stock issued in exchange for services at $0.16 per share	689,000	68,900	-	-	42,350	-	-	-	111,250
Common stock issued for cash at $0.12 per share	1,010,000	101,000	-	-	21,700	-	-	-	122,700
Common stock issued for services at $0.10 per share	140,000	14,000	-	-	-	-	-	-	14,000
Common stock issuable for mineral property at $0.10 per share	-	-	666,667	66,667	-	-	-	-	66,667
Net annual changes in accumulated other comprehensive income (loss)	-	-	-	-	-	-	-	4,773	4,773
Net loss for year ended September 30, 2012	-	-	-	-	-	-	(1,820,638)	-	(1,820,638)
	53,221,704	5,322,170	666,667	66,667	4,625,738	(206,894)	(4,925,755)	7,792	4,889,718

Stock issued for mineral property	666,667	66,667	(666,667)	(66,667)	-	-	-	-	-
Stock issued for Bohica Mine Corp (see Note 11)	6,200,000	620,000	-	-	(62,000)	-	-	-	558,000
Acquisition of treasury stock	-	-	-	-	-	(19,924)	-	-	(19,924)
Adjustment of treasury stock	-	-	-	-	-	(5,298)	-	-	(5,298)
Unrealized holding loss on investments	-	-	-	-	-	-	-	(148,747)	(148,747)
Net income	-	-	-	-	-	-	(2,679,274)	-	(2,679,274)
Balance, September 30, 2013	60,088,371	$6,008,837	-	$-	$4,563,738	$(232,116)	$(7,605,029)	$(140,955)	$2,594,475

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 1, 2000
			(beginning of
	Year Ended September 30,		exploration stage)
	2013	2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,679,274)	$(1,820,638)	$(5,937,547)
Adjustments to reconcile net income (loss) to net cash used by operations:
Amortization of note receivable discount	(85,114)	(80,407)	(364,999)
Investments issued for services	-	1,200	139,900
Bad debt expense	-	-	(59,794)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	-	125,250	662,396
Depreciation and amortization expense	103,653	169,643	1,131,808
Net (gain) loss on disposal of assets	(965,162)	-	(5,991,828)
Other than temporary impairment of properties and investments	1,364,914	700,000	2,064,914
Net (gain) loss on investments	639,944	196,412	771,864
Settlement expense	786,196	-	786,196
Treasury stock	(5,298)	-	(5,298)
Changes in assets and liabilities:
Change in accounts payable	17,213	(31,366)	(52,244)
Change in accrued liabilities	237,332	97,532	336,300
Change in deposits and prepaids	46,000	2,780	28,748
Change in other assets	-	1,777	208,714
Net cash used in operating activities	(539,596)	(637,817)	(5,972,770)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Related party receivables	-	-	(638,000)
Payments on notes receivable	-	-	582,846
Payments on related party receivables	-	-	332,498
Proceeds from sale of fixed assets	-	501	18,501
Proceeds from sale of mineral properties	-	-	2,961,897
Proceeds from sale of investments	380,216	4,619	5,175,602
Purchase of fixed assets	-	(1,092)	(1,098,341)
Purchase of mineral properties	(7,280)	(121,000)	(204,752)
Purchases of investments	-	(200,000)	(4,259,939)
Net cash provided (used) by investing activities	372,936	(316,972)	2,759,290
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock repurchase	(19,923)	-	(70,539)
Net proceeds from sale of stock	-	158,925	3,017,557
Net proceeds from short-term loans	42,365	-	203,125
Note payable	-	125,000	125,000
Payment on note payable	(125,000)	-	(119,306)
Net cash (used in) provided by financing activities	(102,558)	283,925	3,155,837
Net decrease in cash	(269,218)	(670,864)	(57,643)
Cash, beginning of period	271,564	942,428	59,989
Cash, end of period	$2,346	$271,564	$2,346
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$676	$2,698	$13,881
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payables for asset purchase	$-	$-	$60,000
Investment exchanged for assets	$2,209,350	$-	$2,269,350
Stock issued for assets	$558,000	$66,667	$3,077,966
Stock issued for services	$-	$-	$539,333
Note receivable exchanged for assets	$-	$-	$2,093,775
Note payable exchanged for assets	$-	$-	$108,156
Investment exchanged for stock	$-	$-	$296,296
Investment for settlement expense	$786,196	$-	786,196

The accompanying notes are an integral part of these consolidated financial statements.

SHOSHONE SILVER/GOLD MINING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Beginning in fiscal 2000, the Company entered into an exploration stage.  The Company has acquired, traded, sold and held mineral and mining properties since entering the exploration stage.

The Company’s year-end is September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method
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

Concentration of Credit Risk
The Company maintains its cash in several commercial accounts at major financial institutions and brokerage houses. The brokerage accounts contain cash and securities. Balances are insured up to $250,000 per bank, per account holder by the Federal Deposit Insurance Corporation (FDIC). Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). At September 30, 2013, the Company’s cash balances did not exceed FDIC or SIPC limits.

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

At September 30, 2013 and at September 30, 2012, there were 6,000,000 and 11,328,217 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share because they would have been anti-dilutive.

Fair Value of Financial Instruments
The Company’s financial instruments as define in Topic 825 in the Accounting Standards Codification (ADC 835) include cash and cash equivalents, investments in available-for-sale securities, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates. Investments in available-for-sale securities are recorded at fair value at the reporting dates in accordance with ASC 825.

Fair Value Measurements
Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

·	Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
·
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

·
Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investments in available-for-sale securities and investments are reported at fair value utilizing Level 1 inputs. For these investments, the Company obtains fair value from active markets.

The Company’s note receivable (net of discount) is reported at fair value utilizing Level 2 inputs.  The discounting of this note receivable utilizes interest rates.

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At September 30, 2013, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments – Available for Sale Securities	$274,958	$274,958	$-	$-
Note Receivable (net of discount)	1,780,362	-	1,780,362	-
Total Assets Measured at Fair Value	$2,055,320	$274,958	$1,780,362	$-

Going Concern
As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $7,605,029 from original inception through September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Investments
The Company accounts for marketable securities in accordance with the provisions of ASC Topic 320. Under ASC Topic 320, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held-to-Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for the purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At this time, the Company classifies marketable securities as available-for-sale. See Note 7.

Investment securities are reviewed for impairment in accordance with ASC320-10 Investments – Debt and Equity Securities. The Company periodically reviews our investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other-than temporary.

Mineral Properties, Land and Water Rights
Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations. See Note 5.

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

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area. See Note 5.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment begins on the date the asset is placed in service and is calculated using the straight-line method over the estimated useful life of the asset, which range from three to thirty-one and one half years. See Note 4.

Provision for Taxes
Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2013, the Company had taken no tax positions that would require disclosure under ASC 740.

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

The significant components of the deferred tax assets at September 30, 2013 and September 30, 2012 were calculated at an estimated 34% federal income tax rate on net operating losses of $7,540,000 and $4,860,000, respectively and impairment of a long-lived asset not currently deductible for federal income tax purposes of $2,065,000.  The effects are as follows:

	September 30,	September 30,
	2013	2012
Deferred Tax Assets
Net operating loss carry-forward	$1,860,000	$1,410,000
Recognized impairment of property	702,000	242,000
Net deferred tax assets	2,562,000	1,652,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(10,000)	(10,000)
Deferred tax liabilities	(615,000)	(615,000)

Net deferred tax assets	$1,947,000	$1,037,000

Valuation allowance	(1,947,000)	(1,037,000)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at September 30, 2013.  At September 30, 2013 and September 30, 2012, the Company had net operating loss carry-forwards of approximately $7,540,000 and $4,860,000, respectively, which expire in the years 2025 through 2034.

At September 30, 2013, the Company had a total deferred tax liability of $615,000.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 6.

At September 30, 2013, the Company has a total deferred tax asset of $2,562,000 which relates to the Company’s net operating loss carry-forward of $7,540,000 and impairment of long-lived assets of $2,065,000.  The change in the valuation allowance from September 30, 2012 and September 30, 2013 was $910,000.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the financial statements.  For the years ended September 30, 2013 and September 30, 2012, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite.  No filings are currently under examination.  The Company is at least two years behind in tax filings.  No adjustments have been made to reduce the estimated income tax benefit at year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Reclamation and Remediation
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. At September 30, 2013, the Company had accrued no liability related to reclamation and remediation expenses. The Company had conducted only exploratory activities and thus lacks sufficient data for estimation of reclamation and remediation expenses.

Estimates of such liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology, and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Revenue Recognition
The Company’s policy is to recognize option fees as other income when there is a written executed agreement authorizing such fees, when there is no further performance or continuing involvement on the part of the Company to earn such fees, when the fees are fixed and determinable, and when collectability is reasonably assured.

The Company generates income from timber sales, which is recognized at the time of payment.  This income is included under the caption “Other Income, net” on the Company’s consolidated statements of operations.

Treasury Stock
The Company accounts for it treasury stock under the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account (i.e. treasury stock). The equity accounts that were credited for the original share issuance (i.e. common stock, additional paid-in capital, etc.) remain intact.  When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. See Note 9.

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

NOTE 3 - DEPOSITS AND PREPAID EXPENSES

At September 30, 2013, the Company’s cash deposits were fully expensed.

At September 30, 2012, the Company’s prepaid balance consisted primarily of $16,000 of drilling expenses and had paid cash deposits of $29,280 toward the acquisition of mineral properties.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2013 and September 30, 2012:

	September 30,	September 30,
	2013	2012

Administrative:
Equipment	$11,296	$624,404
	11,296	624,404

Lakeview:
Building	-	56,255
Equipment	-	381,007
Mill	-	1,539,282
	-	1,976,544
Warren:
Building	-	379,960
Equipment	260,000	275,742
	260,000	655,702
Total	271,296	3,256,650
Less: Accumulated Depreciation	(166,282)	(1,844,749)
Property, Plant & Equipment, net	$105,014	$1,411,901

Depreciation expense was $103,653 for the year ended September 30, 2013, and $169,643 for the comparable period of the prior fiscal year.

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

In January 2013, The Company sold the Keep Cool and Weber property and leased the Lakeview properties to Magenta Mountain Mining, pursuant to an executed Lease and Sale Agreement. The lease of the Lakeview properties was treated as a sale.  Additionally, the Company fully impaired the Warren buildings.  The result of these two transactions was a net loss on disposal of assets of $399,752

NOTE 5:   MINERAL AND MINING PROPERTIES

At September 30, 2013, the Company had interests in 243 properties or claims in the western half of the United States, which are the primary focus of operations.

		Claims
Project	Location	Patented	Unpatented	Value

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview, Keep Cool, Weber		15	24	-
Millsite		1	-	-
Drumheller		6	-	55,500
Auxer		-	2	7,500
Talache		-	2	22,500
Subtotal		22	28	85,500

Silver Valley	Shoshone County, Idaho
Shoshone		12	-	-
Campbell Midvale		10	-	66,667
Subtotal		22	-	66,667

Northern Idaho
Silver Strand	Kootenai County, Idaho	-	15	121,000
Regal	Boundary County, Idaho	-	4	15,000
		-	19	136,000

Central Idaho	Idaho County, Idaho
Rescue		-	96	-
Kimberly		-	24	-
Subtotal		-	120	-

Washington	Chelan County
Shaft Claims		-	19	-

Utah	Beaver County, Utah	7	23	565,280

Northwestern United States

Campbell Midvale Group
The Campbell Midvale Group consists of 10 patented (surface only) mining claims in the Burke Mining District of Shoshone County, Idaho. The 10 patented claims were acquired in 2012 for 666,667 shares of common stock valued at $66,667.

Idaho Lakeview, Keep Cool Group and Weber Group
The Lakeview and Keep Cool mining properties consisting of nine patented and 14 unpatented lode claims were acquired in 1985 for 3,126,700 shares of its common stock.

During 2006, The Company made improvements to the land to be more accessible as well as usable. The total cost of $68,472 was capitalized. During 2011, the Company issued 100,000 shares of common stock valued at $10,000 in exchange for three acres contiguous with its Lakeview mining properties. These amounts are components of the total cost of the properties of $344,690.

In January 2013, the Company leased the Lakeview properties and sold the Keep Cool Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement. See Note 8.

The Weber Group consists of 6 patented and 10 unpatented lode mining claims acquired in 1999 for 100,000 shares of common stock. Additionally, $125 cash was paid and 100 shares of common stock issued to acquire a pit fraction within the same location. The cost of the property was expensed in prior years as an exploration expense.

In January 2013, the Company sold the Weber Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement. See Note 8.

Drumheller Group
The Drumheller Group consists of six patented mining claims totaling 111 acres which are adjoining and lying south of the Idaho Lakeview claims on an extension of the Hewer vein.  These claims were acquired in February 1984 with the issuance of 109,141 shares of common stock.

During 2006, The Company sold the Drumheller Group of claims to an unrelated party in exchange for cash of $30,000 and a promissory note of $120,000.  During 2009, due to non-payment of the note receivable, the Company received a Quitclaim Deed releasing the property that was the collateral for the note receivable. The Company determined the fair value of the reclaimed property to be $131,553.

At September 30, 2013 the Company decided to impair the property down to $55,500, due to comparable sales in the area.

Rescue Gold Mine
The Company holds 96 unpatented mining claims and 2 unpatented mill-site claims cover 1,720 acres in central Idaho.  There is a 120 ton per day mill complete with a Knelson Gold Concentrator on the mill-site claims.  As of September 30, 2013, the Company has fully impaired this property.

Kimberly Gold Mine
The Company holds 24 unpatented mining claims covering 480 acres in central Idaho. The mine consists of 10 separate tunnels which explore 8,798 feet of previously producing workings. As of September 30, 2013, the Company has fully impaired this property.

Other Northern Idaho and Montana

Stillwater Extension Claims
The Stillwater Extension group consists of 10 unpatented lode mining claims, covering 200 acres, located along the J-M Reef of the Stillwater Complex of south central Montana.  The claims were acquired during 2003 for $15,000, which was expensed in a prior year as an exploration expense. These claims were dropped during the year ended September 30, 2013.

Princeton Gulch Claims
During 2006, the Company made a partial payment of $13,000 toward the purchase of 4 unpatented placer claims and 2 unpatented lode claims, located in Granite County, Montana.  The payment of $13,000 was included in exploration expense in a prior year. These claims were dropped during the year ended September 30, 2013.

Southwestern United States

Beaver County, Utah

Imperial Mine

The Imperial Mine property consists of a 50% interest in 7 patented mining claims, the Imperial Mine, and a 100 % interest in 55 unpatented mining claims adjacent to the Imperial Mine.  The claims were acquired in November 2012 for the issuance of 6,200,000 shares of common stock valued at $565,280.

As of September 30, 2013, 32 unpatented claims were dropped due to lack of funding.

Mohave County, Arizona

Western Gold
The Western Gold property consists of 13 unpatented lode mining claims in the Oatman Mining District. The claims were acquired in 2003 for the issuance of 100,000 shares of common stock valued at $15,000.

The Western Gold property was dropped in August 2013 due to lack of funding.

Gold Road Claims
The Gold Road Claims consist of 16 unpatented lode mining claims. The claims were acquired 2003 for the issuance of 10,000 shares of stock valued at $1,500. The cost of the claims was expensed in prior years as exploration expense.

The Gold Road claims were dropped in August 2013 due to lack of funding.

Pima County, Arizona

Cerro Colorado Group
The Cerro Colorado group consists of 3 unpatented lode claims located in the Cerro Colorado Mining District. The claims were acquired in 2004 for $1,500; the cost of the claims was expensed in prior years as exploration expense.

The Cerro Colorado Group property was dropped in August 2013 due to lack of funding.

NOTE 6 - NOTES RECEIVABLE

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

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the year ending September 30, 2013, $80,407 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,780,362 at September 30, 2013. The current portion (net of discount) is $413,065.

NOTE 7 - INVESTMENTS

Shoshone invests in marketable securities. The Company accounts for these as available-for-sale securities.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

Black Mountain Resources is traded on both the Australian Securities Exchange (“ASX”) and the London Alternative Investment Market (“AIM”), the Company uses the ASX for valuation purposes.

The following summarizes the Company’s investments-available for sale securities at September 30, 2013:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	495,100	$639	$9,902
Lucky Friday Extension	5,000	250	350
New Jersey Mining	52,857	12,686	3,964
Black Mountain Resources	2,000,000	402,338	260,742

Total	2,552,957	$415,913	$274,958

Black Mountain Resources is traded on both the Australian Securities Exchange (“ASX”) and the London Alternative Investment Market (“AIM”), the Company uses the ASX for valuation purposes

The Company’s net change in accumulated other comprehensive income (loss) was $148,747 during the year ended September 30, 2013. This change principally reflects adjustments for unrealized gains and losses on the Company’s available-for-sale investments that are held by the Company.   The $148,747  is recorded on Shoshone’s statements of operations as other comprehensive income and the change is reflected in the change in accumulated other comprehensive income on  Shoshone’s balance sheets from September 30, 2012 to September 30, 2013.

The Company sold 3,000,000 shares of Black Mountain Resources valued at $380,216 during the quarter ended March 31, 2013.  In September 2013, 6,000,000 shares of the Black Mountain Resources (BMZ) valued at $786,853 were given to SGS Acquisition Company Limited as a settlement, See Note 13.

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

NOTE 8 – LEASE AGREEMENT

In July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources (“BMZ”), an Australian company, for $550,000 of cash.  On February 14, 2013, the Company executed a Lease and Sale Agreement (the “Agreement”) with an effective date of January 31, 2013, with Magenta Mountain Mining Corp (“MMM”), a subsidiary corporation of Black Mountain Resources Limited (“BMZ”). BMZ is an Australian company listed for trading on the Australian Securities Exchange. MMM is an Idaho corporation and is not listed for trading anywhere. Under the Agreement, the Company leased to MMM the Lakeview Mill (“the Mill”), and unpatented mining claims and sold patented mining claims known as the historic Weber Mine and historic Keep Cool Mine (“Mineral Properties”)

The primary term of the lease is fifteen years and will automatically extend for a further two successive terms of fifteen years each, unless the Company is notified in writing at least thirty days prior to the expiration of the primary term. MMM is required to pay a net $10 per ton milling charge for each ton or ore processed, apart from ore mined from the Mineral Properties and will make minimum toll payments of $250,000 for years eleven through fifteen. MMM will be responsible for all maintenance on and capital improvements to the Mill.  Additionally, they will advance the costs of site clean-up and repair to a tailings dam and will offset these costs against toll milling fees payable to the Company.

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

NOTE 9 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.10 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended September 30, 2013, the Company issued 6,200,000 shares of its common stock, valued at $558,000, in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.   The common stock discount of $62,000 is awaiting a board resolution to net amount into Additional paid-in capital.

Also during the year ended September 30, 2013, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation payable (“Stock Issuable”) in the amount of $66,667.

NOTE 10 - STOCK OPTIONS AND WARRANTS

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company’s common stock in connection with the sale of 7,816,667 shares in private placements.   260,000 warrants, which were exercisable at $0.20 per share, expired on March 20, 2012.  The Company issued 7,556,667 two year warrants exercisable at $0.25 per share, of these 6,000,000 were extended three years and the exercise price was lowered to $0.10 pursuant to a settlement agreement. See Note 13. The remaining 1,556,667 expired on August 1, 2013.

There were no warrants or stock options issued in fiscal 2012 or 2013.

NOTE 11 - NON-MONETARY EXCHANGES

The Company issued 6,200,000 shares of its common stock in the quarter ended December 31, 2012 in order to acquire all of the outstanding stock of Bohica Mine Corp., a Colorado corporation whose assets principally consisted of a 50% interest in the past producing Imperial Mine (7 patented claims) and a 100% interest in the 55 unpatented mining claims adjacent to the Imperial Mine.  This transaction is further described in Note 9.

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

The common stock discount of $62,000 is awaiting a board resolution to net amount into Additional paid-in capital.

NOTE 12 - SETTLEMENT OF LEGAL MATTERS

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

During the year ended September 30, 2013, the Company disbursed the $95,000 cash payment and also paid the promissory note in full.

NOTE 13 – INVESTOR SETTLEMENT

SGS Acquisition Company Limited (SGS), a private foreign investment fund, participated in the Company’s 2011 Private Placement in August 2011.   In September of 2012, the CEO received a letter from SGS regarding a possible right of rescission of their 2011 investment.  The CEO responded to the letter stating the Board’s belief that the Company had defenses to any claims made by SGS.  During the April 2013 board meeting, the Board decided to extend SGS’s rights to exercise their previously issued warrants by three years and to lower the exercise price from $0.25 to $0.10.  In early September 2013, SGS contacted the Company again in regards to their belief of a right of rescission on their original investment and their intention to pursue this matter.   At that time, the CEO and President of the Company decided that while there may be appropriate defenses to the claim, the Company could not afford to mount a lengthy legal defense.  Instead, he negotiated as full settlement for any rights of rescission held by SGS, the transfer of 6,000,000 shares of the Black Mountain Resources (BMZ) common stock held as an investment by the Company.  At the time of transfer on September 27, 2013, the fair value of the BMZ stock was $786,853.  See note 10 for further discussion on the valuation of the changes in terms on the warrants.

NOTE 14 - COMMITMENTS & CONTINGENCIES

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

At December 31, 2013, $250,000 was accrued as directors’ fees.

NOTE 15 – RELATED PARTY

On February 14, 2013, the Company executed a Lease and Sale Agreement (the “Agreement”) with an effective date of January 31, 2013, with Magenta Mountain Mining Corp (“MMM”), a subsidiary corporation of Black Mountain Resources Limited (“BMZ”). BMZ is an Australian company listed for trading on the Australian Securities Exchange. MMM is an Idaho corporation and is not listed for trading anywhere. See Note 8.  This transaction is considered related party as the companies have a director in common.

NOTE 16 - SUBSEQUENT EVENTS

In February 2014, the Company issued 30,000,000 shares of its common stock, pursuant to a Purchase and Sale Agreement, to Iron Eagle Acquisitions, Inc. for the Grey Eagle Mine consisting of 294 acres of patented mining claims located in Siskiyou County, California.  This transaction is considered related party as the companies have officers and directors in common.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of Shoshone Silver/Gold Mining Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operating of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Shoshone Silver Mining Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·
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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013, based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During its assessment of internal control over financial reporting, the Company’s management identified the following as of September 30, 2013.

Based on the context in which these deficiencies occur, management concludes that the deficiencies in aggregate represent significant deficiencies in our control over financial reporting:

· Inadequate segregation of duties over certain financial controls; and
· One instance of a material contract that was executed and was not properly disclosed.

Taken together, these significant deficiencies represent a material weakness which is defined as a reasonable possibility that a material misstatement of financial statements will not be presented or detected on a timely basis by the Company’s internal controls. Management believes that the material weakness set forth above did not have an effect on our financial results.

In the period following September 30, 2013, the Company has implemented initiatives aimed at addressing and removing these deficiencies.  We deem it important to note that a material weakness suggests that a misstatement could occur.  We also note that there were no instances of financial statement misstatement in the Company’s September 30, 2013 audited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2013,  there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the period ended September 30, 2012, there was a structural change in the Company’s management, however, there was no change in internal control.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our directors and executive officers.

NAME	AGE	POSITION
Gregory Smith	50	Chairman and Director
Howard Crosby	60	President, CEO and Director
John Ryan	50	VP, CFO and Director
Don Rolfe	75	Director
John Reynolds	62	Director

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

Mr. Howard Crosby was appointed president and chief executive officer of Shoshone in March 2012.  He has founded or co-founded Cadence Resources, High Plains Uranium, Western Goldfields, Inc., Metalline Mining Company, U.S. Silver Corporation, and White Mountain Titanium.  He has served as a senior executive and director of a number of public companies.  He has been the president of Crosby Enterprises, a closely held family investment company for more than 20 years. Mr. Crosby has extensive experience in corporate finance and strategic planning.

Mr. John Ryan was appointed vice president and chief financial officer of Shoshone in March 2012.  He is the chief executive officer of Black Mountain Resources and the chief executive officer of Independence Resources PLC and Premium Exploration Inc.  He has founded or co-founded Royal Silver Mines, Inc., Metalline Mining Company, High Plains Uranium, Western Goldfields, Inc., U.S. Silver Corporation, and White Mountain Titanium. He has served as a senior executive and director of a number of public companies. Mr. Ryan holds a bachelors degree in mining engineering from University of Idaho and a juris doctor degree from Boston College.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers for the last two fiscal years.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Howard Crosby	2013	0	0	0	0	0	0	0	0
President, CEO	2012	0	0	0	0	0	0	0	0

John Ryan	2013	0	0	0	0	0	0	0	0
VP, CFO	2012	0	0	0	0	0	0	0	0

During fiscal 2013, the Company accrued $250,000 for directors’ fees for services rendered through December 31, 2012 and is accruing $5,000 per month for its two executive officers.

During fiscal 2012, the Company paid its departing officer/directors received cash severance payments totaling $407,500 and also issued to them 516,000 shares of its common stock  for past services valued at $82,260.  Only one departing officer/director (Carol Stephan) received more than $100,000 in executive compensation during the fiscal year 2012.

During the last six months of fiscal 2012, we replaced our board of directors and our executive management.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in Pension
					Value & Nonqualified
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gregory Smith	0	0	0	0	0	0	0
Howard Crosby	0	0	0	0	0	0	0
John Ryan	0	0	0	0	0	0	0
Don Rolfe	0	0	0	0	0	0	0
John Reynolds	0	0	0	0	0	0	0

The Company has no stock option plans and has not issued any options or warrants to any of its employees or directors.  The Company has no employment agreements with any of its officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2013, there was no beneficial owner of five percent or more of our common stock.  None of our directors or executive officers was the beneficial owner of one percent or more of our common stock.

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

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)           Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$30,999	MartinelliMick PLLC
2012	$24,219	MartinelliMick PLLC

(2)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MartinelliMick PLLC
2012	$0	MartinelliMick PLLC

(3)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MartinelliMick PLLC
2012	$0	MartinelliMick PLLC

(4)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2

10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1

99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12

99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14
99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 11th day of April, 2014.

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

Signature	Title	Date

Chairman and Director
Gregory Smith		April ___, 2014

HOWARD CROSBY	President, Principal Executive Officer and Director	April 11, 2014
Howard Crosby

JOHN RYAN	Vice President, Principal Financial Officer, Treasurer and Director	April 11, 2014
John Ryan

	Director	April ____, 2014
Don Rolfe

Director
John Reynolds		April ____, 2014

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1.1	Articles of Incorporation.	10-SB	2/15/01	2.1(A)
2.1.2	Certificate of Amendment of Articles of Incorporation dated January 21, 1970.	10-SB	2/15/01	2.1(B)
2.1.3	Certificate of Amendment of Articles of Incorporation dated November 17, 1969.	10-SB	2/15/01	2.1(B)
2.1.4	Articles of Amendment to the Articles of Incorporation dated August 12, 1983.	10-SB	2/15/01	2.1(B)
2.1.5	Articles of Amendment to the Articles of Incorporation dated May 15, 1998.	10-SB	2/15/01	2.1(B)
2.2	Bylaws.	10-SB	2/15/01	2.2
10.1	Office Lease between the Company and Shoshone Business Center, Inc. dated November 1, 2004.	10-KSB	8/03/06	10.1
10.2	Mining Lease and Agreement between the Company and Chester Mining Company, Inc. dated March 25, 2004.	10-KSB	8/03/06	10.2
10.3	Martin Sutti declaration of conditional transfer of certain mining concessions dated May 12, 2004.	10-KSB	8/03/06	10.3
10.5	Bilbao Indemnity and Guarantee Agreement.	10-K	1/13/09	10.5
10.6	Bilbao Stock Purchase Agreement.	10-K	1/13/09	10.6
10.7	The Amending Agreement to the Stock Purchase Agreement and Indemnity and Guarantee Agreement.	10-K	1/12/10	10.7
10.8	Iola Corporation Lease and Option Agreement.	10-K	1/12/10	10.8
10.9	Silver King LTD Lease and Option Agreement.	10-K	1/12/10	10.9
10.10	Camp Project Lease.	10-K	12/27/10	10.10
10.11	Iola Corporation Lease and Option Agreement dated June 2011.	10-K	12/23/11	10.11
10.12	Silver King LTD Lease and Option Agreement dated June 2010.	10-K	12/23/11	10.12
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Map of Lakeview Group.	10-KSB/A	12/03/07	99.1
99.2	Map of Shoshone Group and Bullion Group.	10-KSB/A	12/03/07	99.2
99.3	Map of Auxer Property.	10-KSB/A	12/03/07	99.3
99.4	Map of Lucky Joe Property.	10-KSB/A	12/03/07	99.4
99.5	Map of Regal Mine.	10-KSB/A	12/03/07	99.5
99.6	Map of Stillwater Extension Claims.	10-KSB/A	12/03/07	99.6
99.7	Map of Montgomery Mine.	10-KSB/A	12/03/07	99.7
99.8	Map of Arizona Gold Fields Claims.	10-KSB/A	12/03/07	99.8
99.9	Map of California Creek Property.	10-KSB/A	12/03/07	99.9
99.10	Map of Princeton Gulch Group.	10-KSB/A	12/03/07	99.10
99.11	Map of Cerro Colorado Group.	10-KSB/A	12/03/07	99.11
99.12	Map of Bilbao-Mexico Property.	10-KSB/A	12/03/07	99.12
99.13	Map of North Osburn Property.	10-K	4/15/08	99.13
99.14	Maps of Iola Group Claims Lease, Silver King LTD Lease, Rescue Gold Mine and Kimberly Gold Mine.	10-K	1/12/10	99.14

99.15	Map of Shaft Claims.	10-K	1/12/10	99.15
99.16	Map of Camp Project Claims.	10-K	12/27/10	99.16
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X