Form 10-Q
period 2013-12-31
Shoshone Silver/Gold Mining Co
filed 2014-06-02
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 W. Hanley Ave, Suite A., Coeur d'Alene, ID 83815
(Address of principal executive offices) (Zip Code)

(208) 664-0620
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2014, there were 90,088,371 shares of the registrant's $0.10 par value common stock issued and outstanding.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended December 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	September 30,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,693	$2,346
Notes receivable (net of discount)	418,207	413,065
Total Current Assets	419,900	415,411

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	271,296	271,296
Accumulated depreciation	(176,851)	(166,282)
Total Property Plant and Equipment	94,445	105,014

MINERAL AND MINING PROPERTIES	853,447	853,447

OTHER ASSETS
Notes receivable (net of discount)	1,384,317	1,367,297
Investments - available for sale	151,821	274,958
Total Other Assets	1,536,138	1,642,255
TOTAL ASSETS	$2,903,930	$3,016,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$70,703	$39,003
Accrued expenses	620,284	340,284
Notes payable	42,365	42,365
Total Current Liabilities	733,352	421,652
Total Liabilities	733,352	421,652

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 60,088,371 and 60,088,371 shares issued and
outstanding	6,088,837	6,088,837
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(62,000)	(62,000)
Treasury stock	(232,116)	(232,116)
Accumulated deficits during exploration stage	(6,238,308)	(5,937,547)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	(264,091)	(140,955)
Total Stockholders' Equity	2,170,578	2,594,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,903,930	$3,016,127

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

			Period from
			January 1, 2000
	Three Months Ended		(beginning of
	December 31		exploration stage)
	2013	2012	to December 31, 2013
REVENUES	$-	$-	$-
OPERATING EXPENSES
General and administrative	293,663	36,371	3,241,485
Professional fees	17,076	26,912	1,489,777
Depreciation	10,570	42,398	1,103,809
Mining and exploration expenses	1,432	31,527	4,402,967
Other income, net	-	-	19,243
Total Operating Expenses	322,741	137,208	10,257,281

OTHER INCOME (EXPENSES)
Net gain (loss) on disposal of assets	-	-	5,166,557
Net other income/expense	-	-	1,407,192
Net gain (loss) on investments	-	-	(90,742)
Dividend and interest income	22,162	20,102	545,147
Interest expense	(182)	(3,357)	(23,071)
Settlement expense	-	-	(921,196)
Impairment expense	-	-	(2,064,914)
Total Other Income (Expenses)	21,980	16,745	4,018,973

INCOME (LOSS) BEFORE INCOME TAXES	(300,761)	(120,463)	(6,238,308)
INCOME TAX BENEFIT	-	-	-

NET INCOME (LOSS)	(300,761)	(120,463)	(6,238,308)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(123,136)	(3,697)	(264,091)

NET COMPREHENSIVE INCOME (LOSS)	$(423,897)	$(124,160)	(6,502,399)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	60,088,371	57,799,482

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			January 1, 2000
	Three Month Period Ended		(beginning of
	December 31,		exploration stage)
	2013	2012	to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(300,761)	$(120,463)	$(6,238,308)
Adjustments to reconcile net income (loss) to net cash used by operations:
Amortization of note receivable discount	(22,162)	(20,102)	(387,161)
Investments issued for services	-	-	139,900
Bad debt expense	-	-	(59,794)
Common stock issued for mining and exploration expenses	-	-	308,100
Common stock issued for services	-	-	662,396
Depreciation and amortization expense	10,569	42,398	1,142,377
Net (gain) loss on disposal of assets	-	-	(5,991,828)
Other than temporary impairment of properties and investments	-	-	2,064,914
Net (gain) loss on investments	-	-	771,864
Settlement expense	-	-	786,196
Treasury stock	-	-	(5,298)
Changes in assets and liabilities:
Change in accounts payable	31,701	(10,854)	(20,543)
Change in accrued liabilities	280,000	(101,581)	616,300
Change in deposits and prepaids	-	198	28,748
Change in other assets	-	-	208,714
Net cash used in operating activities	(653)	(210,404)	(5,973,423)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-	-	(111,022)
Related party receivables	-	-	(638,000)
Payments on notes receivable	-	-	582,846
Payments on related party receivables	-	-	332,498
Proceeds from sale of fixed assets	-	-	18,501
Proceeds from sale of mineral properties	-	-	2,961,897
Proceeds from sale of investments	-	-	5,175,602
Purchase of fixed assets	-	-	(1,098,341)
Purchase of mineral properties	-	(7,280)	(204,752)
Purchases of investments	-	-	(4,259,939)
Net cash provided (used) by investing activities	-	(7,280)	2,759,290
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock repurchase	-	(17,665)	(70,539)
Net proceeds from sale of stock	-	-	3,017,557
Net proceeds from short-term loans	-	-	203,125
Note payable	-	-	125,000
Payment on note payable	-	(15,484)	(119,306)
Net cash (used in) provided by financing activities	-	(33,149)	3,155,837
Net increase (decrease) in cash	(653)	(250,833)	(58,296)
Cash, beginning of period	2,346	271,564	59,989
Cash, end of period	$1,693	$20,731	$1,693
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$2,698	$13,881
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payables for asset purchase	$-	$-	$60,000
Investment exchanged for assets	$-	$-	$2,269,350
Stock issued for assets	$-	$558,000	$3,077,966
Stock issued for services	$-	$-	$539,333
Note receivable exchanged for assets	$-	$-	$2,093,775
Note payable exchanged for assets	$-	$-	$108,156
Investment exchanged for stock	$-	$-	$296,296
Investment for settlement expense	$-	$-	$786,196

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
December 31, 2013
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Shoshone Silver/Gold Mining Company (an exploration stage company) ("the Company" or "Shoshone") was incorporated under the laws of the State of Idaho on August 4, 1969, under the name of Sunrise Mining Company and was engaged in the business of mining.  On January 22, 1970, the Company's name was changed to Shoshone Silver Mining Company and subsequently changed to Shoshone Silver/Gold Mining Company in 2011.   During the last ten years, the Company's focus broadened to include resource management and sales of mineral and timber interests.

Beginning in fiscal 2000, the Company entered into an exploration stage.  The Company has acquired, traded, sold and held hundreds of mineral and mining properties since entering the exploration stage.

The Company's year-end is September 30.

Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2013, included in the Company's Annual Report on Form 10-K which was filed with the SEC on April 11, 2014.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

Earnings Per Share
The provisions of Topic 260 in the Accounting Standards Codification (ASC 260) provide the guidance for the calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

At December 31, 2013 and at December 31, 2012, there were 6,000,000 and 7,556,667 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share because they would have been anti-dilutive.

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

•
Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investments in available-for-sale securities and investments in silver coins and bars are reported at fair value utilizing Level 1 inputs. For these investments, the Company obtains fair value from active markets.

The Company's note receivable (net of discount) is reported at fair value utilizing Level 2 inputs.  The discounting of this note receivable utilized interest rates.

The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At December 31, 2013, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Investments – Available for Sale Securities	$151,821	$151,821	$-	$-
Note Receivable (net of discount)	1,802,524	-	1,802,524	-
Total Assets Measured at Fair Value	$1,954,345	$151,821	$1,802,524	$-

Going Concern
As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $7,905,790 from original inception through December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

Historically, the Company has generally funded its operations with proceeds from the sale of marketable securities, royalty and option agreement payments, and from the sale of the Company's common stock.  Should the Company be unable to raise capital through any of these avenues, its business, financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company's ability to continue as a going concern remains as of the date of these financial statements.

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

Notes Receivable
The Company's policy for notes receivable is to continue accruing interest income until it becomes likely that the note is uncollectible.  At that time, an allowance for bad debt would be established and interest would stop accruing.

Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries: Lakeview Consolidated Silver Mines, Inc. and Bohica Mining Corp. The inter-company accounts and transactions are eliminated upon consolidation.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Shoshone's financial position and results of operations.

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

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by ASC 740 to allow recognition of such an asset.

The significant components of the deferred tax assets at December 31, 2013 and September 30, 2013 were calculated at an estimated 34% federal income tax rate on net operating losses of $7,841,000 and $7,540,000, respectively and impairment of a long-lived asset not currently deductible for federal income tax purposes of $2,065,000.  The effects are as follows:

	December 31,	September 30,
	2013	2013
Deferred Tax Assets
Net operating loss carry-forward	$1,964,000	$1,860,000
Recognized impairment of property	702,000	702,000
Net deferred tax assets	2,666,000	2,562,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(10,000)	(10,000)
Deferred tax liabilities	(615,000)	(615,000)

Net deferred tax assets	$2,051,000	$1,947,000

Valuation allowance	(2,051,000)	(1,947,000)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at December 31, 2013.  At December 31, 2013 and September 30, 2013, the Company had net operating loss carry-forwards of approximately $7,841,000 and $7,540,000, respectively, which expire in the years 2025 through 2032.

At December 31, 2013, the Company had a total deferred tax liability of $615,000.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 4.

At December 31, 2013, the Company has a total deferred tax asset of $2,666,000 which relates to the Company's net operating loss carry-forward of $1,964,000 and impairment of long-lived assets of $702,000.  The change in the valuation allowance from September 30, 2013 and December 31, 2013 was $104,000.

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

NOTE 3:   PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset's estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013

Administrative:
Equipment	$11,296	$11,296
	11,296	11,296

Warren:
Building	-	-
Equipment	260,000	260,000
	260,000	260,000
Total	271,296	271,296
Less: Accumulated Depreciation	(176,851)	(166,282)
Property, Plant & Equipment, net	$94,445	$105,014

Depreciation expense was $10,570 for the three-month period ended December 31, 2013, and $42,398 for the comparable period of the prior fiscal year.

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

NOTE 4:   NOTES RECEIVABLE

On August 11, 2008, the Company sold 100% of the common stock of its wholly owned subsidiary in Mexico, Shoshone Mexico, S.A. de C.V, to Xtierra Resources, Ltd ("Xtierra").  The Company's interest in the Bilbao concessions in Zacatecas, Mexico was included in this sale.   In exchange for the stock and its interest in the Bilbao concessions, the Company received net cash proceeds of $2,497,990 and a non-interest bearing note receivable for $2,500,000.

A discounted payment of $450,000 was made on the note in July 2009.   The remaining balance of $2,000,000 is to be paid in four consecutive equal annual installments to begin at the time of the commencement of construction of any mine developed on the Bilbao concessions but in any event will be due and payable no later than August 11, 2019.

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the three month period ending December 31, 2013, $22,162 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,802,524 at December 31, 2013. A $500,000 payment is expected to be received in August 2014, the current portion, net of discount is $418,207, and the long term portion, net of discount is $1,384,317.

NOTE 5:   INVESTMENTS

Over the years Shoshone has invested in marketable securities and in silver coins and bars.  The Company accounts for these as available-for-sale securities.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders' equity. The cost of securities sold is based on the specific identification method.

Unrealized gains and losses are recorded on the statements of operations as other comprehensive income (loss) and on the balance sheet as other accumulated comprehensive income.

Black Mountain Resources is traded on both the Australian Securities Exchange ("ASX") and the London Alternative Investment Market ("AIM"), the Company uses the ASX for valuation purposes.

The following summarizes the Company's investments-available for sale securities at December 31, 2013:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	495,100	$639	$4,951
Lucky Friday Extension	5,000	250	150
New Jersey Mining	52,857	12,686	4,757
Black Mountain Resources	2,000,000	402,338	141,963

Total	2,552,957	$415,913	$151,821

The Company's net change in accumulated other comprehensive income (loss) was $123,136 during the three months ended December 31, 2013. This change principally reflects adjustments for unrealized gains and losses on the Company's available-for-sale investments that are held by the Company.   The $123,136 is recorded on Shoshone's statements of operations as other comprehensive income (loss) and the change is reflected in the change in accumulated other comprehensive income on  Shoshone's balance sheets from September 30, 2013 to December 31, 2013.

The following summarizes the Company's investments at September 30, 2013:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	495,100	$639	$9,902
Lucky Friday Extension	5,000	250	350
New Jersey Mining	52,857	12,686	3,964
Black Mountain Resources	2,000,000	402,338	260,742
Total at September 30, 2012	2,552,957	$415,913	$274,958

The Company's net annual change in accumulated other comprehensive income (loss) was $148,747 during the fiscal year ended September 30, 2013.  This change includes both adjustments for previously unrealized gains and losses on investments sold during the year and the unrealized gains and losses on the Company's available-for-sale investments that are still held by the Company.   The $148,747 is recorded on Shoshone's statements of operations as other comprehensive income (loss) and the change is reflected in the change in accumulated other comprehensive income on Shoshone's balance sheets from September 30, 2012 to September 30, 2013.

The Company sold 3,000,000 shares of Black Mountain Resources valued at $380,216 during the quarter ended March 31, 2013.  In September 2013, 6,000,000 shares of Black Mountain Resources (BMZ) valued at $786,853 were given to SGS Acquisition Company Limited in settlement for certain damage claims.

NOTE 6: LEASE AGREEMENT

In July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources ("BMZ"), an Australian company, for $550,000 of cash.  On February 14, 2013, the Company executed a Lease and Sale Agreement (the "Agreement") with an effective date of January 31, 2013, with Magenta Mountain Mining Corp ("MMM"), a subsidiary corporation of Black Mountain Resources Limited ("BMZ"). BMZ is an Australian company listed for trading on the Australian Securities Exchange. MMM is an Idaho corporation and is not listed for trading anywhere. Under the Agreement, the Company leased to MMM the Lakeview Mill ("the Mill"), and sold patented and unpatented mining claims known as the historic Weber Mine and historic Keep Cool Mine ("Mineral Properties")

The primary term of the lease is fifteen years and will automatically extend for a further two successive terms of fifteen years each, unless the Company is notified in writing at least thirty days prior to the expiration of the primary term. MMM is required to pay a net $10 per ton milling charge for each ton of ore processed, apart from ore mined from the Mineral Properties and will make minimum toll payments of $250,000 for years eleven through fifteen. MMM will be responsible for all maintenance on and capital improvements to the Mill.  Additionally, they will advance the costs of site clean-up and repair to a tailings dam and will offset these costs against toll milling fees payable to the Company.

The Lease also grants to MMM a preemptive right and right of first refusal to acquire our other interests in our mining claims located in the Lakeview Mining District and the Coeur d'Alene Mining District of Idaho.

The Company received 11,000,000 shares of the common stock of BMZ in consideration for the Agreement valued at $2,209,350 and was recorded as a sale of the properties.  A gain of $978,992 was recognized on the transaction.  This transaction was a temporary and transitional event in which the Company exceeded the normal equity holdings limit of 20% of BMZ.  Because we knew it was to be a transitionary and temporary event, the accounting was not changed and continued to be treated as available for sale securities.  The Company was never in a position to exercise control or to change our normal methods of accounting.  Shortly thereafter, the Company sold 3,000,000 shares of BMZ, dropping them below the normal equity holding limit of 20%.

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

The Company did not issue any shares of its common stock during the three-month period ended December 31, 2013

During the three-month period ended December 31, 2012, the Company issued 6,200,000 shares of its common stock in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine and a 100% interest in 55 unpatented mining claims adjacent to the Imperial Mine.

Additionally, during the three-month period ended December 31, 2012, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation payable ("Stock Issuable") in the amount of $66,667.

NOTE 8:  STOCK OPTIONS AND WARRANTS

During fiscal 2011, the Company issued 7,816,667 non-detachable warrants to purchase an equal number of the Company's common stock in connection with the sale of 7,816,667 shares in private placements.   260,000 warrants, which were exercisable at $0.20 per share, expired on March 20, 2012.  The Company issued 7,556,667 two year warrants exercisable at $0.25 per share, of these 6,000,000 were extended three years and the exercise price was lowered to $0.10 pursuant to a settlement agreement. The remaining 1,556,667 expired on August 1, 2013.

There were no warrants or stock options issued in fiscal 2012, 2013, or in the current period ending December 31, 2013.

NOTE 9:   NON-MONETARY EXCHANGES

There were no non-monetary exchanges during the quarter ended December 31, 2013

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
During fiscal 2012, the Company agreed to issue 666,667 shares of its common stock to acquire three patented mining claims ("the Scheller claims") in Shoshone County, Idaho.  In the month after receiving the Scheller claims, the Company traded the claims together with its Bullion Group claims in exchange for seven patented surface only claims ("the Campbell Midvale claims") located in Shoshone County.  The Company issued the aforementioned shares of its common stock in the quarter ended December 31, 2012.

NOTE 10:   COMMITMENTS & CONTINGENCIES

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

NOTE 11:   SUBSEQUENT EVENTS

In February 2014, the Company issued 30,000,000 shares of its common stock, pursuant to a Purchase and Sale Agreement, to Iron Eagle Acquisitions, Inc. for the Grey Eagle Mine Consisting of 294 acres of patented mining claims located in Siskiyou County, California.  This transaction is considered a related party transaction since  the companies have officers and directors in common.

ITEM 2. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report Contains Forward-looking Statements

From time to time, Shoshone and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are contained in this report and may be contained in other documents that Shoshone files with the Securities and Exchange Commission.  Such statements may also be made by Shoshone and its senior managers in oral or written presentations to analysts, investors, the media and others.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Also, forward-looking statements can generally be identified by words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "seek," "expect," "intend," "plan" and similar expressions.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

Plan of Operation

During its fiscal year 2012, the Company engaged a new slate of industry experienced board members and a new management team.  Shoshone then revised its corporate strategies and changed direction. One of the board's initial activities was the evaluation of Shoshone's existing portfolio of mineral claims in terms of location, known mineralization, and potential for lease, sale, exchange, development and joint venture.

Following this evaluation, in July 2012, the Company sold a lease option on its Lakeview millsite to Black Mountain Resources ("BMZ"), an Australian company, for $550,000 of cash. On February 13, 2013, the Company negotiated a renewable 15-year lease with a BMZ subsidiary for the mill and adjacent claims.  The Company received 11,000,000 shares of BMZ stock with a value of $2,209,351.  Shoshone is also discussing the prospect of selling certain Idaho properties to other entities.

Consistent with its changed focus, the Company in a non-cash transaction in the quarter ended September 30, 2012 traded certain claims (the Bullion Group) and 666,667 shares of its common stock in order to acquire other mineral claims (the Campbell Midvale properties) adjacent to a developing Hecla mine.  Shoshone is also evaluating the potential of other claims adjacent to its own properties.

Additionally, in the quarter ended December 31, 2012, Shoshone acquired the Imperial Mine claims in Beaver County, Utah which were proximate to the high-producing and historic Horn Mine. Shoshone's board of directors is analyzing the best means to explore and develop the Imperial Mine property.  In connection with this analysis is the directors' consideration of the economics and prospective terms of a joint venture to further develop and mine the Imperial property claims.

The Company's directors regularly review opportunities outside of Shoshone's existing property areas in order to evaluate additional prospects with high yield possibilities in the near term.  The directors' focus is on good potential gold and silver properties in the western half of the United States.  The directors' contacts and interaction with other mineral exploration companies routinely provides opportunities for review.

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $7,905,790 from inception through December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

Historically, the Company has generally funded its operations with proceeds from the sale of marketable securities, royalty and option agreement payments, and from the sale of the Company's common stock.  Should the Company be unable to raise capital through any of these avenues, its business, financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company's ability to continue as a going concern remains as of the date of these financial statements.

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

Comparison of the Three-Month Periods Ended December 31, 2013 and 2012:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three-month period ended December 31, 2013, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	December 31, 2013	December 31, 2012	$ Change

Revenues	$-	$-	$-
Depreciation	10,570	42,398	(31,828)
General and administrative	293,663	36,371	257,292
Mineral exploration expenses	1,432	31,527	(30,095)
Professional fees	17,076	26,912	(9,836)
Total Operating Expenses	322,741	137,208	185,533

Other Income (Expense)
Dividend and interest income	22,162	20,102	2,060
Interest expense	(182)	(3,357)	(3,175)
Total Other Income (Expense)	21,980	16,745	5,235
Net Income (Loss)	$(300,761)	$(120,463)	$180,298

Overview of Operating Results

Net loss for the three months ended December 31, 2013 was $300,761 compared to a net loss of $120,463 for the three months ending December 31, 2012.  The change is primarily due to accrued officers and directors fees.

Operating Expenses

The increase in operating expenses for the three months ended December 31, 2013 primarily reflects an increase in general and administrative because of the accrual of board compensation. The period ended December 31, 2012 contained $31,527 of exploration expense, by comparison, the Company expended only $1,432 on exploration in the period ended December 31, 2013 as the new board evaluated the Company's property portfolio.

Other Income (Expenses)

Other income (expense) increased during the three-month period ended December 31, 2013 due to a small increase in interest income.

Overview of Financial Position

At December 31, 2013, Shoshone had cash resources of $1,693, a reduction from the case resources of $20,731 a year earlier.    While the Company had total liabilities of $121,822 at December 31, 2012, the Company's liabilities increased to $733,352 at December 31, 2013.  The liability increase is directly attributable to the the accrual of officers and directors fees.

Notes Receivable

On December 31, 2013, we had a note receivable, net of discount, of $1,802,524 compared with $1,780,362 at September 30, 2013.  The increase related entirely to the amortization of the discount into interest income.

See "Note 5: Notes Receivable" to our consolidated financial statements for further details.

Investments

Our investment portfolio at December 31, 2013, was $151,821, a decrease of $123,137 from the September 30, 2013, balance of $274,958.  The decrease was primarily a result of the decline in market value of the investments.

See "Note 6:  Investments" to our consolidated financial statements for further details.

Stockholders' Equity

Our total stockholders' equity was $2,170,578 at December 31, 2013, a decrease of $423,897 from $2,594,475 at September 30, 2013.  The decrease in total stockholders' equity was principally attributable to the increase in net loss and increase of accumulated other comprehensive loss.

See "Note 8: Common Stock" and "Note 6: Investments" to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During the three-month period ended December 31, 2013, our operating activities used $653 and used $210,404 during the same period last year.  This decrease was primarily the result of an increase in accrued expense this year compared to a decrease last year, and a decrease in depreciation this year compared to last year.

Investing Activities

During the three-month period ended December 31, 2013, investing activities provided $0 while our investing activities used $7,280 during the same period last year.  This decrease was primarily due to purchase of mineral properties last year with no such purchase this year.

Financing Activities

During the three-month period ended December 31, 2013, our financing activities used $0 while our financing activities used $33,149 during the same period last year.  This increase was principally attributable to the fact that the prior year period included $33,149 in net proceeds from the sale of stock while there were no financing inflows in the current year period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission's rules and forms.  There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 29th day of May, 2014.

SHOSHONE SILVER/GOLD MINING COMPANY
(the "Registrant")

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