Form 10-Q
period 2014-03-31
Shoshone Silver/Gold Mining Co
filed 2014-06-03
CIK 1126703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31184

SHOSHONE SILVER/GOLD MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0304993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2014, there were 90,088,371 shares of the registrant's $0.10 par value common stock issued and outstanding.

SHOSHONE SILVER/GOLD MINING COMPANY

FORM 10-Q
For the Quarter Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,819	$2,346
Notes receivable (net of discount)	423,349	413,065
Total Current Assets	425,168	415,411

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	271,296	271,296
Accumulated depreciation	(187,365)	(166,282)
Total Property Plant and Equipment	83,931	105,014

MINERAL AND MINING PROPERTIES	3,253,447	853,447

OTHER ASSETS
Notes receivable (net of discount)	1,401,338	1,367,297
Investments - available for sale	102,854	274,958
Total Other Assets	1,504,192	1,642,255
TOTAL ASSETS	$5,266,738	$3,016,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$83,157	$39,003
Accrued expenses	650,284	340,284
Notes payable	47,153	42,365
Total Current Liabilities	780,594	421,652
Total Liabilities	780,594	421,652

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.10 par value; 90,088,371 and 60,008,371 shares issued and outstanding	9,008,837	6,008,837
Additional paid-in capital	4,625,738	4,625,738
Common stock discount	(662,000)	(62,000)
Treasury stock	(232,116)	(232,116)
Accumulated deficits during exploration stage	(6,273,774)	(5,937,547)
Accumulated deficit prior to exploration stage	(1,667,482)	(1,667,482)
Accumulated other comprehensive income (loss)	(313,059)	(140,955)
Total Stockholders' Equity	4,486,144	2,594,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,266,738	$3,016,127

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Period from
					January 1, 2000
					(beginning of
	Three-Month Period Ended		Six Month Period Ended		exploration stage)
	March 31,		March 31,		to March 31,
	2014	2013	2014	2013	2014
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative	31,824	140,953	325,486	182,418	3,273,308
Professional fees	15,000	35,612	32,076	54,338	1,504,777
Depreciation	10,514	24,982	21,084	67,380	1,114,323
Mining and exploration expenses	-	30,253	1,432	64,014	4,402,967
Other income, net	-	-	-	-	19,243
Total Operating Expenses	57,338	231,800	380,078	368,150	10,314,618
OTHER INCOME (EXPENSES)
Net gain (loss) on disposal of assets	-	978,992	-	978,992	5,166,557
Net other income/(expense)	-	1,588	-	1,588	1,407,192
Net gain (loss) on investments	-	(219,784)	-	(219,784)	(90,742)
Dividend and interest income	22,162	20,102	44,324	40,204	567,309
Interest expense	(291)	(1,667)	(473)	(5,024)	(23,362)
Settlement expense	-	-	-	-	(921,196)
Impairment expense	-	-	-	-	(2,064,914)
Total Other Income (Expenses)	21,871	779,231	43,851	795,976	4,040,844

INCOME (LOSS) BEFORE INCOME TAXES	(35,467)	547,431	(336,227)	427,826	(6,273,774)
INCOME TAX BENEFIT	-	-	-	-	-

NET INCOME (LOSS)	(35,467)	547,431	(336,227)	427,826	(6,273,774)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investments	(48,968)	(284,504)	(172,104)	(288,201)	(313,059)
NET COMPREHENSIVE INCOME (LOSS)	$(84,435)	$262,927	$(508,331)	$139,625	(6,586,833)
NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$0.01	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	80,088,371	60,088,371	70,088,371	58,973,927

SHOSHONE SILVER/GOLD MINING COMPANY
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				January 1, 2000
	Six Month Period Ended			(beginning of
	March 31,			exploration stage)
	2014	2013		to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(336,227)		$427,826	$(6,273,774)
Adjustments to reconcile net income (loss) to net cash used by operations:
Amortization of note receivable discount	(44,324)		(40,204)	(409,324)
Investments issued for services	-		-	139,900
Bad debt expense	-		-	(59,794)
Common stock issued for mining and exploration expenses	-		-	308,100
Common stock issued for services	-		-	662,396
Depreciation and amortization expense	21,084		67,380	1,152,891
Net (gain) loss on disposal of assets	-		(978,992)	(5,991,828)
Other than temporary impairment of properties and investments	-		-	2,064,914
Net (gain) loss on investments	-		219,784	771,864
Settlement expense	-		-	786,196
Treasury stock	-		-	(5,298)
Changes in assets and liabilities:
Change in accounts payable	44,152		(4,649)	(8,090)
Change in accrued liabilities	310,000		(98,078)	646,300
Change in deposits and prepaids	-		-	28,748
Change in other assets	-		45,400	208,714
Net cash used in operating activities	(5,315)		(361,533)	(5,978,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	-		-	(111,022)
Related party receivables	-		-	(638,000)
Payments on notes receivable	-		-	582,846
Payments on related party receivables	-		-	332,498
Proceeds from sale of fixed assets	-		-	18,501
Proceeds from sale of mineral properties	-		-	2,961,897
Proceeds from sale of investments	-		380,216	5,175,602
Purchase of fixed assets	-		-	(1,098,341)
Purchase of mineral properties	-		(7,280)	(204,752)
Purchases of investments	-		-	(4,259,939)
Net cash provided (used) by investing activities	-		372,936	2,759,290
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock repurchase	-		(19,923)	(70,539)
Net proceeds from sale of stock	-		-	3,017,557
Net proceeds from short-term loans	-		25,000	203,125
Note payable	4,788		-	129,788
Payment on note payable	-		(62,246)	(119,306)
Net cash (used in) provided by financing activities	4,788		(57,169)	3,160,625
Net increase (decrease) in cash	(527)		(45,766)	(58,170)
Cash, beginning of period	2,346		271,564	59,989
Cash, end of period	$1,819		$225,798	$1,819
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-		$105	$13,881
Income taxes paid	$-		$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of payables for asset purchase	$-		$-	$60,000
Investment exchanged for assets	$-		$2,209,350	$2,269,350
Stock issued for assets	$2,400,000		$558,000	$5,477,966
Stock issued for services	$-		$-	$539,333
Note receivable exchanged for assets	$-		$-	$2,093,775
Note payable exchanged for assets	$-		$-	$108,156
Investment exchanged for stock	$-		$-	$296,296
Investment for settlement expense	$-	$		$786,196

Shoshone Silver/Gold Mining Company (an Exploration Stage Company)
Condensed Notes to the Interim Consolidated Financial Statements
March 31, 2014
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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

At March 31, 2014 and at March 31, 2013, there were 6,000,000 and 7,556,667 common stock warrants outstanding which were not included in the calculation of earnings (loss) per share because they would have been anti-dilutive.

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

The following table presents information about the Company's assets measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2014, Using
		Quoted Prices
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Investments – Available for Sale Securities	$102,854	$102,854	$-	$-
Note Receivable (net of discount)	1,824,687	-	1,824,687	-
Total Assets Measured at Fair Value	$1,927,541	$102,854	$1,824,687	$-

Going Concern
As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $7,941,256 from original inception through March 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

The significant components of the deferred tax assets at March 31, 2014 and September 30, 2013 were calculated at an estimated 34% federal income tax rate on net operating losses of $7,876,000 and $7,540,000, respectively and impairment of a long-lived asset not currently deductible for federal income tax purposes of $2,065,000.  The effects are as follows:

	March 31,	September 30,
	2014	2013
Deferred Tax Assets
Net operating loss carry-forward	$1,976,000	$1,860,000
Recognized impairment of property	702,000	702,000
Net deferred tax assets	2,678,000	2,562,000

Deferred Tax Liabilities
Installment income	(605,000)	(605,000)
Depreciation	(10,000)	(10,000)
Deferred tax liabilities	(615,000)	(615,000)

Net deferred tax assets	$2,063,000	$1,947,000

Valuation allowance	(2,063,000)	(1,947,000)
Net deferred tax liabilities	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the cost of the deferred tax liability, valuation allowances equal to both the deferred tax liability and deferred tax asset have been established at March 31, 2014.  At March 31, 2014 and September 30, 2013, the Company had net operating loss carry-forwards of approximately $7,876,000 and $7,540,000, respectively, which expire in the years 2025 through 2029.

At March 31, 2014, the Company had a total deferred tax liability of $615,000.  Of this amount $605,000 represents the total estimated taxes payable on the income from the note receivable on the sale of Bilbao concessions that is recognized under the full accrual method for financial statement purposes and the installment sale method for income tax purposes.  See Note 4.

At March 31, 2014, the Company has a total deferred tax asset of $2,678,000 which relates to the Company's net operating loss carry-forward of $1,976,000 and impairment of long-lived assets of $702,000.  The change in the valuation allowance from September 30, 2013 and March 31, 2014 was $116,000.

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

NOTE 3: MINERAL AND MINING PROPERTIES

At December 31, 2013, the Company had interests in 260 properties or claims in the western half of the United States, and an additional 294 acres of patented claims were purchased in the current quarter.  Combined, these properties or claims are the primary focus of operations.

		Claims
Project	Location	Patented	Unpatented	Value

Idaho Lakeview District	Bonner County, Idaho
Idaho Lakeview, Keep Cool, Weber		15	24	-
Millsite		1	-	-
Drumheller		6	-	55,500
Auxer		-	2	7,500
Talache		-	2	22,500
Subtotal		22	28	85,500

Silver Valley	Shoshone County, Idaho
Shoshone		12	-	-
Campbell Midvale		10	-	66,667
Subtotal		22	-	66,667

Northern Idaho
Silver Strand	Kootenai County, Idaho	-	15	121,000
Regal	Boundary County, Idaho	-	4	15,000
		-	19	136,000

Central Idaho	Idaho County, Idaho
Rescue		-	96	-
Kimberly		-	24	-
Subtotal		-	120	-

Washington	Chelan County
Shaft Claims		-	19	-

Utah	Beaver County, Utah	7	23	565,280

California	Siskiyou County, California	294 acres	-	2,400,000

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

In January 2013, the Company leased the Lakeview properties and sold the Keep Cool Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement. See Note 7.

The Weber Group consists of 6 patented and 10 unpatented lode mining claims acquired in 1999 for 100,000 shares of common stock. Additionally, $125 cash was paid and 100 shares of common stock issued to acquire a pit fraction within the same location. The cost of the property was expensed in prior years as an exploration expense.

In January 2013, the Company sold the Weber Group to Magenta Mountain Mining Corp. pursuant to an executed Lease and Sale Agreement. See Note 7.

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

Siskiyou County, California

Gray Eagle Copper Mine
The Gray Eagle Copper Mine ("Gray Eagle") was acquired in February 2014 with the issuance of 30,000,000 shares of the Company's common stock valued at $2,400,000.  The property consists of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California.

The Gray Eagle Mine has been subject to an EPA clean up action in the past. According to publicly available EPA documents, the EPA has expended about $3 million in response costs cleaning up old mining tailings. The Company understands that several companies have been identified as potential responsible parties for this clean up. The Company has not received any communication from the EPA with respect to recovery of these costs or any environmental issues that may be present at the Gray Eagle property.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation begins on the date an asset is placed in service using the straight-line method over the asset's estimated useful life.

The useful lives of property, plant and equipment for purposes of computing depreciation are three to thirty-one and one-half years. The following is a summary of property, equipment, and accumulated depreciation at March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013

Administrative:
Equipment	$11,296	$11,296
	11,296	11,296

Lakeview:
Building	-	-
Equipment	-	-
Mill	-	-
	-	-
Warren:
Building	-	-
Equipment	260,000	260,000
	260,000	260,000
Total	271,296	271,296
Less: Accumulated Depreciation	(187,365)	(166,282)
Property, Plant & Equipment, net	$83,931	$105,014

Depreciation expense was $21,084 for the six-month period ended March 31, 2014, and $67,380 for the comparable period of the prior fiscal year.

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

Since the note does not bear interest, the Company imputes interest at a rate of 5%.  Accordingly the Company recorded a note discount of $634,637. During the six month period ending March 31, 2014, $44,324 of interest income was realized through the amortization of this discount.

The balance on this note receivable (net of discount) was $1,824,687 at March 31, 2014. A $500,000 payment is expected to be received in August 2014, the current portion, net of discount is $423,349, and the long term portion, net of discount is $1,401,338.

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

The following summarizes the Company's investments-available for sale securities at March 31, 2014:

Investment	Quantity	Cost	Market Value

Available for Sale Securities:
Gold Crest Mines	495,100	$639	$4,951
Lucky Friday Extension	5,000	250	150
New Jersey Mining	52,857	12,686	5,286
Black Mountain Resources	2,000,000	402,338	92,467

Total	2,552,957	$415,913	$102,854

The Company's net change in accumulated other comprehensive income (loss) was $172,104 during the six months ended March 31, 2014. This change principally reflects adjustments for unrealized gains and losses on the Company's available-for-sale investments that are held by the Company.   The $172,104 is recorded on Shoshone's statements of operations as other comprehensive income (loss) and the change is reflected in the change in accumulated other comprehensive income on  Shoshone's balance sheets from September 30, 2013 to March 31, 2014.

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

The Company sold 3,000,000 shares of Black Mountain Resources valued at $380,216 during the quarter ended March 31, 2013.  In September 2013, 6,000,000 shares of Black Mountain Resources (BMZ) valued at $786,853 were given to SGS Acquisition Company Limited as a settlement.

NOTE 7: LEASE AGREEMENT

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

During the six-month period ended March 31, 2014, the Company issued 30,000,000 shares of its common stock, valued at $2,400,000, pursuant to a Purchase and Sale Agreement, to Iron Eagle Acquisitions, Inc. for the Grey Eagle Mine Consisting of 294 acres of patented mining claims located in Siskiyou County, California.

During the six-month period ended December 31, 2012, the Company issued 6,200,000 shares of its common stock in exchange for all of the outstanding stock of Bohica Mine Corp., a Colorado corporation with assets in the San Francisco Mining District in Beaver County, Utah.  The properties owned by Bohica consist of a 50% interest in the past producing Imperial Mine and a 100% interest in 55 unpatented mining claims adjacent to the Imperial Mine.

Additionally, during the six-month period ended December 31, 2012, the Company issued 666,667 shares of its common stock to discharge a fiscal year-end obligation payable ("Stock Issuable") in the amount of $66,667.

NOTE 9:   NON-MONETARY EXCHANGES

The Company issued 30,000,000 shares of its common stock, valued at $2,400,000, pursuant to a Purchase and Sale Agreement, to Iron Eagle Acquisitions, Inc. for the Grey Eagle Mine Consisting of 294 acres of patented mining claims located in Siskiyou County, California.

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

NOTE 11: RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014, the Company issued 30,000,000 shares of its common stock, valued at $2,400,000, pursuant to a Purchase and Sale Agreement, to Iron Eagle Acquisitions, Inc. for the Grey Eagle Mine Consisting of 294 acres of patented mining claims located in Siskiyou County, California.  This transaction is considered a related party transaction as the companies have officers and directors in common.

NOTE 12: SUBSEQUENT EVENTS

For the period ended March 31, 2014, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Gray Eagle Copper Mine ("Gray Eagle") was acquired in February 2014 with the issuance of 30,000,000 shares of the Company's common stock valued at $2,400,000.  The property consists of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California.

The Gray Eagle Mine has been subject to an EPA clean up action in the past. According to publicly available EPA documents, the EPA has expended about $3 million in response costs cleaning up old mining tailings. The Company understands that several companies have been identified as potential responsible parties for this clean up. The Company has not received any communication from the EPA with respect to recovery of these costs or any environmental issues that may be present at the Gray Eagle property.

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

Going Concern

As shown in the accompanying financial statements, the Company typically has limited cash and limited revenues and has incurred an accumulated deficit of $7,941,256 from inception through March 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity and fully implement its business plan.

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

Comparison of the Three-Month and Six-Month Periods Ended March 31, 2014 and 2013:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three and six-month period ended March 31, 2014, compared with the same period in the prior year.  This table is provided to assist in assessing differences in our overall performance:

	Three-Month Period Ended
	March 31, 2014	March 31, 2013	$ Change

Revenues	$-	$-	$-
Depreciation	10,514	24,982	(14,468)
General and administrative	31,824	140,953	(109,129)
Mineral exploration expenses	-	30,253	(30,253)
Professional fees	15,000	35,612	(20,612)
Total Operating Expenses	57,338	231,800	(174,462)
Other Income (Expense)
Dividend and interest income	22,162	20,102	2,060
Interest expense	(291)	(1,667)	1,376
Net gain (loss) on investments	-	(219,784)	219,784
Net gain (loss) on disposal of assets	-	978,992	(978,992)
Net other income (expense)	-	1,588	(1,588)
Total Other Income (Expense)	21,871	779,231	(757,360)
Net Income (Loss)	$(35,467)	$547,431	$582,898

	Six-Month Period Ended
	March 31, 2014	March 31, 2013	$ Change

Revenues	$-	$-	$-
Depreciation	21,084	67,380	(46,296)
General and administrative	325,486	182,418	143,068
Mineral exploration expenses	1,432	64,014	(62,582)
Professional fees	32,076	54,338	(22,262)
Total Operating Expenses	380,078	368,150	11,928
Other Income (Expense)
Dividend and interest income	44,324	40,204	4,120
Interest expense	(473)	(5,024)	4,551
Net gain (loss) on investments	-	(219,784)	219,784
Net gain (loss) on disposal of assets	-	978,992	(978,992)
Net other income (expense)	-	1,588	(1,588)
Total Other Income (Expense)	43,851	795,976	(752,125)
Net Income (Loss)	$(336,227)	$427,826	$(764,053)

Overview of Operating Results

Net loss for the six months ended March 31, 2014 was $336,227 compared to a net gain of $427,826 for the six months ending March 31, 2013.  The change is primarily due to accrued officers and directors fees in the current period as well as a gain from disposal of assets in the previous period.

Operating Expenses

The increase in operating expenses for the six months ended March 31, 2014 primarily reflects an increase in general and administrative because of the accrual of board compensation. The period ended March 31, 2013 contained $64,014 of exploration expense, by comparison, the Company expended only $1,432 on exploration in the period ended March 31, 2014 as the new board evaluated the Company's property portfolio.

Other Income (Expenses)

Other income (expense) decreased during the six-month period ended March 31, 2014 due to net gains and losses on investments and disposal of assets in 2013, there were no such corresponding gains and losses in 2014.

Overview of Financial Position

At March 31, 2014, Shoshone had cash resources of $1,819, a reduction from the cash resources of $225,798 a year earlier.  While the Company had total liabilities of $409,768 at March 31, 2013, the Company's liabilities increased to $780,594 at March 31, 2014.  The liability increase is directly attributable to the accrual of officers and directors fees.

Notes Receivable

On March 31, 2014, we had a note receivable, net of discount, of $1,824,687 compared with $1,780,362 at September 30, 2013.  The increase related entirely to the amortization of the discount into interest income.

See "Note 5: Notes Receivable" to our consolidated financial statements for further details.

Investments

Our investment portfolio at March 31, 2014, was $102,854, a decrease of $172,104 from the September 30, 2013, balance of $274,958.  The decrease was primarily a result of the decline in market value of the investments.

See "Note 6:  Investments" to our consolidated financial statements for further details.

Stockholders' Equity

Our total stockholders' equity was $4,486,144 at March 31, 2014, an increase of $1,891,669 from $2,594,475 at September 30, 2013.  The increase in total stockholders' equity was principally attributable to the issuance of common stock and an increase in net loss and increase of accumulated other comprehensive loss.

See "Note 8: Common Stock" and "Note 6: Investments" to our consolidated financial statements for further details.

Liquidity and Capital Resources

Operating Activities

During the six-month period ended March 31, 2014, our operating activities used $5,315 and used $361,533 during the same period last year.  This decrease was primarily the result an increase in accrued expense this year compared to a decrease last year, and a decrease in depreciation this year compared to last year.

Investing Activities

During the six-month period ended March 31, 2014, investing activities provided $0 while our investing activities provided $372,936 during the same period last year.  This decrease was primarily due to the sale of investments last year with no such sale this year.

Financing Activities

During the six-month period ended March 31, 2014, our financing activities provided $4,788 while our financing activities used $57,169 during the same period last year.  This change was principally attributable to the fact that the prior year period included $19,923 in treasury stock repurchase and $62,246 in payments on notes payable, offset by $25,000 in proceeds from short term loans there was only $4,788 in proceeds from notes payable  in the current year period.

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of March 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated this 30th of May, 2014.

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